Form 10-Q
period 2007-03-31
Victory Acquisition Corp
filed 2007-06-08
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33419

Victory Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-8218483
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Times Square, 17th Floor, New York, New York 10036

(Address of Principal Executive Office)

(212) 683-5350

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 7, 2007, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Victory Acquisition Corp.

(a development stage enterprise)

Part I: Financial Information

Item 1	Financial Statements (Unaudited)

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

March 31, 2007 (unaudited)
Assets
Current assets:
Cash	$36,856

Total current assets	36,856

Deferred offering costs	163,444

Total assets	$200,300

Liabilities and Stockholders’ Equity
Current liabilities – Accrued expenses	$1,000

Notes payable from stockholders	175,000

Commitment and Contingencies

Stockholders’ equity (1)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 85,000,000 shares, issued and outstanding 7,500,000 shares	750
Additional paid-in capital	24,250
Deficit accumulated during development stage	(700)

Total stockholders’ equity	24,300

Total liabilities and stockholders’ equity	$200,300

(1)	Share amounts have been retroactively restated as of March 31, 2007 to reflect the effect of a stock dividend of 0.2 shares of common stock for each share of common stock as well as the increase in authorized common stock from 75,000,000 to 85,000,000 shares on April 24, 2007 (See Note 8).

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Operations

(unaudited)

For the Period January 12, 2007 (inception) to March 31, 2007

For the period January 12, 2007 (inception) to March 31, 2007
General, selling and administrative expenses	$1,000

Operating loss	1,000
Interest income	300

Net loss	$(700)

Weighted average shares outstanding	7,500,000

Basic and diluted net loss per share (1)	(.00)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (See Note 8).

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Cash Flows

(unaudited)

For the Period January 12, 2007 (inception) to March 31, 2007

				Deficit
				accumulated
			Additional	during	Total
	Common Stock (1)		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	7,500,000	750	24,250	(700)	24,300

Balance, March 31, 2007	7,500,000	$750	$24,250	$(700)	$24,300

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (See Note 8).

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Cash Flows

(unaudited)

For the Period January 12, 2007 (inception) to March 31, 2007

For the period January 12, 2007 (inception) to March 31, 2007
Cash Flows from Operating Activities
Net loss	$(700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000

Net cash provided by operating activities	300

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	175,000
Proceeds from issuance of stock to initial stockholders	25,000
Payment of offering costs	(163,444)

Net cash provided by financing activities	36,556

Net increase in cash	36,856
Cash at beginning of the period	—

Cash at end of the period	$36,856

The accompanying notes are an integral part of these condensed financial statements (unaudited).

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD JANUARY 12, 2007 (INCEPTION) TO MARCH 31, 2007

1.	Interim Financial Information	These unaudited condensed financial statements as of March 31, 2007 and for the period January 12, 2007 (inception) to March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.	Organization and Business Operations

Victory Acquisition Corp. (the “Company”) was incorporated in Delaware on January 12, 2007 as a blank check company whose objective is to acquire an operating business.

On January 31, 2007, the Company’s name was changed from Endeavor II Acquisition Corp. to Victory Acquisition Corp.

All activity from January 12, 2007 (inception) through March 31, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,574,680 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. An amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 4) is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,000,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the trust account until the earlier of the completion of a Business Combination or our liquidation.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 7,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation was amended on April 24, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the offering (effective date) or April 24, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per Unit in the Offering.

Loss Per Share:

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there are no potentially dilutive securities and there is a net loss, basic and diluted loss per share are identical.

Income Taxes:

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

3.	Commitment and Contingencies	The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that, until a Business Combination or the Company’s liquidation, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on April 24, 2007, the effective date of the Offering. The statement of operations for the quarter ended March 31, 2007 includes $0 related to this agreement.

The Initial Stockholders have waived their rights to receive distributions with respect to their founding shares upon the Company’s liquidation.

4.	Initial Public Offering

On April 30, 2007, the Company sold 33,000,000 Units, including 3,000,000 units from the exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or July 24, 2008 and expiring April 23, 2011. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed and an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the units (since the Warrants may expire worthless).

The Company paid the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.2% of the gross proceeds of the Offering will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

On April 30, 2007, pursuant to Subscription Agreements, dated January 30, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the

“Sponsors’ Warrants”). All of the proceeds the Company receives from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a business combination.

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated April 24, 2007. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing nine months after the consummation of a Business Combination. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

5.	Offering Costs	At March 31, 2007, deferred offering costs consisted of legal, accounting and filing fees incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

6.	Notes Payable, Stockholders	The Company issued two $87,500 (a total of $175,000) unsecured promissory notes to two Initial Stockholders, who are also officers and directors of the Company, as of January 12, 2007. The notes are non-interest bearing and became payable upon the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount. These notes were fully repaid in April 30, 2007.

7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common stock on a Business Combination.

8.	Common Stock	Effective April 24, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. On April 24, 2007, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 shares of common stock to 85,000,000 shares of common stock. All references in the accompanying financial statements as of March 31, 2007 and for the period January 12, 2007 (inception) to March 31, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

9.	Legal	There is no material litigation currently pending against us or any members of our management team in their capacity as such.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on January 12, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2007, we had a net loss of $700 consisting of $300 of interest income offset by $1,000 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. We paid a total of $12,540,000 in underwriting discounts and commissions and $885,319 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,000,000 from the sale of the sponsor warrants to us from the offering were $321,574,680, and an amount of $321,660,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $180,000 for office space, administrative services and support payable to Ironbound Partners Fund LLC, an affiliate of Mr. Ledecky, representing $7,500 per month for up to 24 months; $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $720,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 24, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Ironbound Partners Fund LLC, an affiliate of Jonathan J. Ledecky, our president and secretary, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in January 2007, Jonathan J. Ledecky and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $175,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2007, we closed our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $330,000,000. Citigroup Global Markets Inc. acted as the sole bookrunning manager and Ladenburg Thalmann & Co. Inc. and Broadband Capital Management LLC acted as co-managers of the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-140359). The Securities and Exchange Commission declared the registration statement effective on April 24, 2007.

We paid a total of $12,540,000 in underwriting discounts and commissions and $885,319 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 5,000,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000. The warrants were purchased by Eric J. Watson and Jonathan J. Ledecky. The warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these private warrants will not be redeemable by us so long as they are held by the purchasers or their affiliates. The purchasers of the warrants have agreed that the warrants will not be transferred, assigned or sold by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $321,574,680, and an amount of $321,660,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by President

31.2 – Section 302 Certification by Treasurer

32 – Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ACQUISITION CORP.

Dated: June 7, 2007
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)