Form 10-Q
period 2007-06-30
Victory Acquisition Corp
filed 2007-08-15
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33419

Victory Acquisition Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-8218483
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

970 West Broadway, PMB 402, Jackson, Wyoming 83001

(Address of Principal Executive Office)

(307) 734-2645

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

As of August 14, 2007, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Table of Contents

Victory Acquisition Corp.

(a development stage enterprise)

Contents Page
Part I: Financial Information:

Item 1 – Financial Statements:

Condensed Balance Sheet as of June 30, 2007 (unaudited)	3

Condensed Statement of Operations for the Three Months Ended June 30, 2007 and for the Period January 12, 2007 (inception) through June 30, 2007 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the Period January 12, 2007 (inception) through June 30, 2007 (unaudited)	5

Condensed Statement of Cash Flows for the Period January 12, 2007 (inception) through June 30, 2007 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	12

Item 4 – Controls and Procedures	13

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6 – Exhibits	15

Signatures	16

Certifications	—

Part I: Financial Information

Item 1	Financial Statements (unaudited)

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

June 30, 2007 (unaudited)
Assets

Current assets:
Cash and cash equivalents	$931,155
Cash held in trust fund, restricted	321,660,000
Cash held in trust fund, interest available for working capital	4,018
Accrued interest and dividends and other current assets	1,014,661

Total current assets	$323,609,834

Liabilities and Stockholders’ Equity

Current liabilities - accrued expenses (includes $9,500 of related party administrative fees)	$145,004

Common Stock, subject to possible conversion, 6,599,999, shares at conversion value	64,331,990

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 85,000,000 shares; issued and outstanding 40,500,000 shares (less 6,599,999 subject to possible conversion)	3,390
Additional paid-in capital	257,298,940
Earnings accumulated during the development stage	1,830,510

Total stockholders’ equity	259,132,840

Total liabilities and stockholders’ equity	$323,609,834

The accompanying notes are an integral part of these condensed financial statements.

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Operations

(unaudited)

For the Three Months Ended June 30, 2007 and

for the Period January 12, 2007 (inception) through June 30, 2007

	Three Months Ended June 30, 2007	For the Period January 12, 2007 (inception) through June 30, 2007
Operating Expenses
General, selling and administrative expenses (includes $16,000 of related party administrative fees)	$105,978	$106,978

Total Operating Expenses	(105,978)	(106,978)

Other Income

Dividend and interest income	1,937,188	1,937,488

Net income	$1,831,210	$1,830,510

Weighted average shares outstanding – basic and diluted(1)	25,486,814	17,128,236

Basic and diluted net income per share(1)	$.07	$.11

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (Note 7).

The accompanying notes are an integral part of these condensed financial statements.

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period January 12, 2007 (inception) through June 30, 2007

	Common Stock(1)		Additional Paid-In Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	7,500,000	750	24,250	—	25,000

Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,390,680 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,606,020	—	316,609,320

Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)

Proceeds from issuance of sponsors’ warrants	—	—	5,000,000	—	5,000,000

Net income from January 12, 2007 (inception) through June 30, 2007	—	—	—	1,830,510	1,830,510

Balance, June 30, 2007	40,500,000	$3,390	$257,298,940	$1,830,510	$259,132,840

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (Note 7).

The accompanying notes are an integral part of these condensed financial statements.

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Cash Flows

(unaudited)

For the Period January 12, 2007 (inception) through June 30, 2007

For the Period January 12, 2007 (Inception) through June 30, 2007
Cash Flows from Operating Activities
Net income	$1,830,510
Changes in operating assets and liabilities:
Accrued interest and dividends and other current assets	(1,014,661)
Accrued expenses	70,004

Net cash provided by operating activities	885,853

Cash Flows from Investing Activities
Cash held in trust fund	(321,660,000)
Cash held in trust - working capital	(4,018)

Net cash (used in) investing activities	(321,664,018)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from notes payable, stockholders	175,000
Repayment of notes payable, stockholders	(175,000)
Gross proceeds from initial public offering	300,000,000
Gross proceeds from over-allotment options	30,000,000
Gross proceeds from issuance of sponsor warrants	5,000,000
Payment of offering costs	(13,315,680)

Net cash provided by financing activities	321,709,320

Net increase in cash	931,155

Cash and cash equivalents at beginning of the period	—

Cash and cash equivalents at end of the period	$931,155

Supplemental Disclosure of Non-Cash Transactions:
Accrual of Offering Costs:
Offering costs	$75,000
Accrued offering costs	(75,000)

Total	$—

The accompanying notes are an integral part of these condensed financial statements.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD JANUARY 12, 2007 (INCEPTION) THROUGH JUNE 30, 2007

1.	Interim Financial Information

Victory Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of June 30, 2007 and for the period January 12, 2007 (inception) through June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Use of Estimates

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

New Accounting Pronouncements

On January 12, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return as a “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 12, 2007 the evaluation was performed for upcoming 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 12, 2007 (inception) through June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

2.	Organization and Business Operations

The Company was incorporated in Delaware on January 12, 2007 as a blank check company whose objective is to acquire an operating business.

On January 31, 2007, the Company’s name was changed from Endeavor II Acquisition Corp. to Victory Acquisition Corp.

All activity from January 12, 2007 (inception) through April 30, 2007 relates to the Company’s formation and the public offering described below. Since May 1, 2007, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,609,320 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 4) is being held in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of June 30, 2007, the balance in the Trust Account was $321,664,018, which includes $1,936,425 of cumulative interest and dividends earned since inception of the Trust Account of which $932,407 is accrued interest and $1,000,000 was transferred out of the trust fund. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $64,331,990 has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 unaudited condensed balance sheet.

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

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 6,599,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 38,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 4 has not been considered in the diluted earnings per share calculation since the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Income Taxes:

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

3.	Commitments and Contingencies	The Company presently pays an affiliate of one of the Company’s executive officers $7,500 per month for various office and administrative services, as may be required by the Company from time to time, commencing on April 24, 2007, the effective date of the Offering. The statement of operations for the quarter ended June 30, 2007 includes $16,000 related to this agreement.

4.	Initial Public Offering

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

The Company has an agreement with the underwriters in the Offering (“the Underwriting Agreement”). The agreement requires the Company to pay 3.8% of the gross proceeds as an underwriting discount plus an additional 3.2% of the gross proceeds only upon consummation of a business combination for a total of 7%. The Company paid an underwriting discount of 3.8% ($12,540,000) and has placed 3.2% ($10,560,000) of the gross proceeds in the Trust Account. The Company will not pay any discount related to the warrants sold in the private placement.

On April 30, 2007, pursuant to Subscription Agreements, dated January 30, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the Sponsors’ Warrants”). All of the proceeds the Company receives from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a business combination.

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

5.	Notes Payable, Stockholders	On January 12, 2007, the Company issued two $87,500 (a total of $175,000) unsecured promissory notes to two Initial Stockholders, who are also officers and directors of the Company. The notes were non-interest bearing and became payable upon the consummation of the Offering. These notes were fully repaid on April 30, 2007.

6.	Preferred Stock

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

7.	Common Stock	Effective April 24, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. On April 24, 2007, the Company’s Board of Directors authorized an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 shares of common stock to 85,000,000 shares of common stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Interim Condensed Financial Statements and footnotes thereto contained in this report.

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

Results of Operations

For the three months ended June 30, 2007, we had a net income of $1,831,210 consisting of $1,937,188 of dividend and interest income offset by $105,978 of general, selling and administrative expenses.

For the period from January 12, 2007 (inception) through June 30, 2007 we had net income of $1,830,510 consisting of $1,937,488 of dividend and interest income offset by $106,978 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. We paid a total of $12,540,000 in underwriting discounts and commissions and $850,680 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $5,000,000 from the sale of the sponsor warrants to us from the offering were $321,609,320, and an amount of $321,660,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $180,000 for office and administrative services and support payable to Ironbound Partners Fund LLC, an affiliate of Mr. Ledecky, representing $7,500 per month for up to 24 months; $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $720,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $12,540,000 in underwriting discounts and commissions and $850,680 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 5,000,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000 (“sponsor warrants”). The warrants were purchased by Eric J. Watson and Jonathan J. Ledecky. The warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these sponsor warrants will not be redeemable by us so long as they are held by the purchasers or their affiliates. The purchasers of the sponsor warrants have agreed that the warrants will not be transferred, assigned or sold by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $321,609,320, and an amount of $321,660,000 was deposited into the trust account.

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
Dated: August 14, 2007
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)