Form 10-Q
period 2007-09-30
Victory Acquisition Corp
filed 2007-11-13
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

(307) 633-2831

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 13, 2007, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Victory Acquisition Corp.

(a development stage enterprise)

Page
Part I: Financial Information:

Item 1 – Financial Statements:	3

Condensed Balance Sheet as of September 30, 2007 (Unaudited)	3

Condensed Statements of Operations for the Three Months Ended September 30, 2007 and the Period January 12, 2007 (inception) to September 30, 2007 (Unaudited)	4

Condensed Statement of Stockholders’ Equity for the Period January 12, 2007 (inception) to September 30, 2007 (Unaudited)	5

Condensed Statements of Cash Flows for the Period January 12, 2007 (inception) to September 30, 2007 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	13

Item 4 – Controls and Procedures	14

Part II. Other Information:

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 – Exhibits	16

Signatures	17

Certifications

Part I: Financial Information

Item 1 – Financial Statements (Unaudited)

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheet

September 30, 2007 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$897,292
Cash held in trust fund, restricted	322,508,080
Cash held in trust fund, interest and dividends available for working capital	2,000,000
Accrued interest and dividends and other current assets	1,031,442

Total current assets	$326,436,814

Total assets	$326,436,814

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$327,457

Common stock, subject to possible conversion, 6,599,999 shares at conversion value	$64,696,215

Commitment and Contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value, authorized 85,000,000 shares, issued and outstanding 40,500,000 shares (less 6,599,999 subject to possible conversion)	3,390
Additional paid-in capital	256,934,716
Earnings accumulated during development stage	4,475,036

Total stockholders’ equity	261,413,142

Total Liabilities and Stockholders’ Equity	$326,436,814

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

For the Three Months Ended September 30, 2007,

And the Period January 12, 2007 (inception) to September 30, 2007

	For the Three months ended September 30, 2007	For the period January 12, 2007 (inception) to September 30, 2007
Operating Expenses
General, selling and administrative expenses	$248,802	$355,780

Total Operating Expenses	(248,802)	(355,780)
Dividend and interest income	2,893,328	4,830,816

Net income	2,644,526	$4,475,036
Accretion of Trust Fund relating to common stock subject to possible conversion	(364,225)	(364,225)

Net Income attributable to other stockholders	$2,280,301	$4,110,811

Weighted average shares outstanding – basic and diluted (1)	33,900,001	23,017,558

Basic and diluted income per share (1)	$.07	$.18

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (Note 7).

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Stockholders’ Equity

(unaudited)

For the Period January 12, 2007 (inception) to September 30, 2007

			Additional Paid-in capital	Earnings accumulated during development stage	Total stockholders’ equity
	Common Stock (1)
	Shares	Amount
Balance, January 12, 2007 (inception)	—	—	—	—	—
Issuance of stock to initial stockholders	7,500,000	750	24,250		25,000
Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,390,679 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,606,021	—	316,609,321
Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)
Proceeds from issuance of sponsors’ warrants	—	—	5,000,000	—	5,000,000
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(364,225)	—	(364,225)
Net income from January 12, 2007 (inception) through September 30, 2007	—	—	—	4,475,036	4,475,036

Balance, September 30, 2007	40,500,000	$3,390	$256,934,716	$4,475,036	$261,413,142

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend of 0.2 shares of common stock for each outstanding share of common stock on April 24, 2007 (Note 7).

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

For the Period January 12, 2007 (inception) to September 30, 2007

For the period January 12, 2007 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net income	$4,475,036
Changes in operating assets and liabilities:
Accrued interest and dividends and other current assets	(1,031,442)
Accrued expenses	252,457

Net cash provided by operating activities	3,696,051

Cash Flows from Investing Activities
Cash held in Trust Fund	(322,508,080)
Cash held in Trust – working capital	(2,000,000)

Net cash (used in) investing activities	(324,508,080)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from notes payable, stockholders	175,000
Repayments of notes payable, stockholders	(175,000)
Gross proceeds from issuance of sponsors’ warrants	5,000,000
Gross proceeds from initial public offering	300,000,000
Gross proceeds from over-allotment options	30,000,000
Payment of offering costs	(13,315,679)

Net cash provided by financing activities	321,709,321

Net increase in cash	897,292
Cash at beginning of the period	—

Cash at end of the period	897,292

Supplemental Disclosure of Non-cash Transaction:
Accrual of Offering Costs:
Offering Costs:	$75,000
Accrued Offering Costs	(75,000)

Total	$—

The accompanying notes are an integral part of these condensed financial statements (unaudited).

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD JANUARY 12, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007

1.	Interim Financial Information	Victory Acquisition Corp.’s (the “Company”) unaudited condensed interim financial statements as of September 30, 2007 and for the period January 12, 2007 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended April 30, 2007 included in the Company’s Form 8-K filed on May 1, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the April 30, 2007 audited financial statements.

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

New Accounting Pronouncements

Effective January 12, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in Wyoming as “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 12, 2007 the evaluation was performed for upcoming 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 12, 2007 (inception) through September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,609,321 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 4) is being held in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of September 30, 2007, the balance in the Trust Account was $324,508,080, which includes $2,000,000 of funds to be transferred to the operating account. The $2,000,000 has been classified on the September 30, 2007 unaudited balance sheet as cash held in trust fund, available for working capital. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest and dividends income that may be released to the Company of (i) up to $3,000,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or our liquidation.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by

Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $64,696,215 has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 unaudited condensed balance sheet.

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

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they are deemed immaterial.

3.	Commitment and Contingencies	The Company had an agreement with an affiliate of one of the Company’s executive officers for various office and administrative services. This agreement, commencing on April 24, 2007, the effective date of the Offering, was terminated by the Company as of July 1, 2007. The Company subsequently paid rent expense from July 1, 2007 to September 30, 2007 as needed.

During the three months ended September 30, 2007 and from January 12, 2007 (inception) to September 30, 2007 the Company incurred rent expense of $9,790 and $16,290 respectively. As of November 1, 2007 the Company will lease office space for the benefit of their consultants from an unaffiliated party at the cost of $2,500 per month.

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

The Company has an agreement with the underwriters in the Offering (“the Underwriting Agreement”). The agreement requires the Company to pay 3.8% of the gross proceeds as an underwriting discount plus an additional 3.2% of the gross proceeds only upon consummation of a business combination for a total of 7%. The Company paid an underwriting discount of 3.8% ($12,540,000) and the remaining portion of the underwriters discount of 3.2% (10,560,000) of the gross proceeds was put into the Trust Account. The Company will not pay any discount related to the warrants sold in the private placement.

On April 30, 2007, pursuant to Subscription Agreements, dated January 30, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the Sponsors’ Warrants”). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the

Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a business combination.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended September 30, 2007, we had a net income of $2,644,526 consisting of $2,893,328 of dividend and interest income offset by $248,802 of general, selling and administrative expenses.

For the period from January 12, 2007 (inception) to September 30, 2007, we had a net income of $4,475,036 consisting of $4,830,816 of dividend and interest income offset by $355,780 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. We paid a total of $12,540,000 in underwriting discounts and commissions and $850,680 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $5,000,000 from the sale of the Sponsors’ Warrants, to us from the offering were $321,609,321, of which $321,660,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

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

We had an agreement with an affiliate of one of our executive officers for various office and administrative services. The agreement, commencing on April 24, 2007, the effective date of the Offering, was terminated by us as of July 1, 2007. We subsequently paid rent expense from July 1, 2007 to September 30, 2007 as needed. During the three months ended September 30, 2007 and from January 12, 2007 (inception) to September 30, 2007 the Company incurred rent expense of $9,790 and $16,290 respectively. As of November 1, 2007 the Company pays $2,500 per month for the rental of office space. In addition, in January 2007, Jonathan J. Ledecky and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $175,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our president and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $321,609,321, of which $321,660,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by President

31.2	Section 302 Certification by Treasurer

32	Section 906 Certification by President and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORY ACQUISITION CORP.

Dated: November 13, 2007	/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)