Form 10-K
period 2007-12-31
Victory Acquisition Corp
filed 2008-03-31
CIK 1386787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-33419

VICTORY ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	20-8218483
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

970 West Broadway, PMB 402, Jackson, Wyoming	83001
(Address of principal executive offices)	(zip code)

(307) 633-2831

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period ended December 31, 2007 was $0.

As of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $311,190,000.

As of March 25, 2008, there were 40,500,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

VICTORY ACQUISITION CORP.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Victory Acquisition Corp. is a blank check company formed on January 12, 2007 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company’s efforts in identifying a prospective target business will not be limited to a particular industry although we will not search for target businesses in the franchising, financial services or healthcare industries.

On April 30, 2007, we closed our initial public offering (“IPO”) of 33,000,000 units (“Units”), including 3,000,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $330,000,000. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 including the proceeds from the sale of sponsor warrants was deposited into the trust account and the remaining proceeds of $415,125 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2007, we have used $415,125 of the net proceeds that were not deposited into the trust account to pay general and administrative expenses. We have also used $283,491 of the aggregate $3,000,000 of interest earned on the proceeds in the trust account that is available to us. The net proceeds of $321,660,000 deposited into the trust account remain on deposit in the trust account and have earned $7,543,411 in interest through December 31, 2007.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. Such public offering may include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will we pay any of our initial officers, directors, special advisors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of the balance in the trust account (excluding amounts payable for deferred underwriting discounts and commissions) at the time of such acquisition and not be engaged in the franchising, financial services or healthcare industries, our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the products, processes or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products or product line extensions;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market sectors in which the target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the trust account balance (excluding amounts payable for deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our initial officers, directors and stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our IPO (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). Our Founders have also agreed that they will vote any shares they purchase in any other private placement or in the open market in favor of an initial business combination. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2007, the per-share conversion price would have been approximately $9.94.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. We will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our initial business combination. Holders of IPO Shares who convert their stock into their pro rata share of the trust account will still have the right to exercise any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in this offering exercise their conversion rights. If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination until April 24, 2009. If the initial business combination is not approved or completed for any reason, then holders of IPO Shares voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required holders of IPO Shares to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering stockholder. Holders of IPO Shares would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

If we do not complete a business combination by April 24, 2009, two years from the effective date of the IPO, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust account with respect to our warrants.

Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, the per-share liquidation price as of December 31, 2007 would have been approximately $9.85. However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Eric J. Watson, our chairman of the board and treasurer, and Jonathan J. Ledecky, our president and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account, but only if such a vendor or prospective target business does not execute such a waiver.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.    RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until April 24, 2009 to complete a business combination. If we fail to consummate a business combination by such date, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, a business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are unable to consummate a business combination, holders of IPO Shares will be forced to wait until April 24, 2009 before receiving liquidation distributions.

We have until April 24, 2009 to complete a business combination. We have no obligation to return funds to holders of IPO Shares prior to such date unless we consummate a business combination prior thereto and only then in cases where such holders have sought conversion of their shares. Only after the expiration of this full time period will holders of IPO Shares be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $9.85 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $9.85 per share held in trust as of December 31, 2007 due to claims of creditors. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If we liquidate before the completion of a business combination, Eric J. Watson and Jonathan J. Ledecky have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business does not execute such a waiver. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Holders of IPO Shares may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete a business combination by April 24, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, holders of IPO Shares could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such holders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from such holders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by holders of IPO Shares. Furthermore, because we intend to distribute the proceeds held in the trust account to holders of IPO Shares promptly after April 24, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on the American Stock Exchange or another national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not yet selected a particular industry or target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry other than the franchising, financial services or healthcare industries and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 85,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that holders of 20% or more of the IPO Shares vote against the business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, including Mr. Ledecky and Mr. Watson. We believe that our success depends on the continued service of

Mr. Ledecky and Mr. Watson, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, neither Mr. Ledecky nor Mr. Watson are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, either of these individuals. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors are now and may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own Founder Shares and some of them own sponsors’ warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own Founder Shares and some of them own sponsors’ warrants. Such individuals have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the sponsors’ warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business having a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Founders (including all of our officers and directors) collectively own approximately 18.3% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 38,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 7,500,000 shares of common stock and 5,000,000 warrants (as well as 5,000,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete a business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

We maintain our executive offices at 970 West Broadway, PMB 402, Jackson, Wyoming 83001. We consider our current office space adequate for our current operations. For a portion of 2007, the Company paid rent for office space located in the City of New York.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols VRY.U, VRY and VRY.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 30, 2007, and since the common stock and warrants commenced public trading on May 30, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	11.30	9.93	9.62	9.31	1.75	0.60

2007:
Fourth Quarter	11.69	10.58	9.72	9.30	2.07	1.36
Third Quarter	11.50	10.55	9.61	9.30	1.94	1.35
Second Quarter (commencing April 30th)	11.12	10.31	9.44	9.31	1.72	1.38

*	Through March 25, 2008

Holders

As of March 25, 2008, there was one holder of record of our units, 10 holders of record of our common stock and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from April 30, 2007 through December 31, 2007 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

Effective January 12, 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on April 24, 2007), we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Cullen International Limited	3,498,000
Jonathan J. Ledecky	3,498,000
Jay H. Nussbaum	72,000
Kerry Kennedy	72,000
Robert B. Hersov	72,000
Edward J. Mathias	72,000
Richard Y. Roberts	72,000
Jimmie Lee Solomon, Jr.	72,000
Martin Dolfi	72,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.003 per share.

Initial Public Offering

On April 30, 2007, we closed our IPO of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $330,000,000. Citigroup Global Markets Inc. acted as lead manager for the IPO and Ladenburg Thalmann & Co. Inc. and Broadband Capital Management LLC acted as co-manager for the IPO. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-140359). The Securities and Exchange Commission declared the registration statement effective on April 24, 2007.

We paid a total of $12,540,000 in underwriting discounts and commissions and $821,593 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 including the proceeds from the sale of sponsor warrants was deposited into the trust account. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $7,543,411 in interest through December 31, 2007. Of such interest, we have used $283,941 out of a total of $3,000,000 that is available to us for our use.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

For the Period from January 12, 2007 (inception) through December 31, 2007
Total Revenues	$—
Loss from operations	(748,262)
Interest income	7,558,794
Net income	6,468,977
Earnings per share basic and diluted	0.22
Weighted average shares outstanding	25,845,763
Working capital	3,182,001
Cash held in trust, restricted	324,973,304
Total assets	328,974,416
Stockholders’ equity	262,914,633

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our audited Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the period from January 12, 2007 (inception) through December 31, 2007 we had net income of $6,468,977 consisting of $7,558,794 of interest income offset by $748,262 of general, selling and administrative expenses and $341,555 of provisions for income tax.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. As of December 31, 2007, we paid a total of $12,540,000 in underwriting discounts and commissions and $798,672 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 including the proceeds from the sale of sponsor warrants was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

As of December 31, 2007, we had working capital of $3,182,001. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $3,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,000,000 for working capital and may draw up to an additional $2,350,351 for working capital plus taxes.

We do not believe that we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We had an agreement with an affiliate of one of our executive officers for various office and administrative services. The agreement commenced on April 24, 2007, the effective date of the Offering, and was terminated by us as of July 1, 2007. From April 24, 2007 to July 1, 2007 we paid no rent expense to this affiliate related to this agreement. From January 12, 2007 (inception) to December 31, 2007, we paid office related fees to unrelated third parties amounting to $12,500.

In addition, in January 2007, Jonathan J. Ledecky and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $175,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 would likely have an impact on accounting for any business acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. SFAS 159 would likely have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to our stockholders separately in our statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2007, our president and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fourth fiscal quarter of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	48	Chairman of the Board and Treasurer
Jonathan J. Ledecky	50	President, Secretary and Director
Jay H. Nussbaum	62	Director
Kerry Kennedy	48	Director
Robert B. Hersov	47	Director
Edward J. Mathias	66	Director
Richard Y. Roberts	56	Director
Jimmie Lee Solomon, Jr.	51	Director

Eric J. Watson has been our chairman of the board and treasurer since our inception. From July 2005 until December 2007, Mr. Watson served as the chairman of the board and treasurer of Endeavor Acquisition Corp., an American Stock Exchange listed blank check company formed to acquire an operating business. Endeavor Acquisition Corp. consummated its business combination with American Apparel Inc. and its subsidiaries on December 12, 2007. Mr. Watson has also been the chairman of the board and treasurer of Triplecrown Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the financial services industry. He has also been the chairman of the board and treasurer of Performance Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with an operating in the entertainment, media and/or publishing industry, since its inception in October 2007. He has also been the chairman of the board and treasurer of Endeavour International Acquisition Corp., a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or other similar business combination with an operating business located outside of North America in any industry other than the financial services industry or the entertainment, media and/or publishing industry, since its inception in November 2007. He has also been the chairman of the board and treasurer of Grand Slam Acquisition Corp., a blank check company formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or other similar business combination with an operating business located in North America in any industry other than the financial services industry or the entertainment, media and/or publishing industry, since its inception in October 2007. Since January 1995, Mr. Watson has been the executive chairman of, and interests associated with him own, Cullen Investments Limited, an international private investment company which has its origins in a start up founded by Mr. Watson through which he has actively invested his own capital in a range of successful mergers and acquisitions. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, infrastructure maintenance, sports and entertainment sectors. Cullen Investments interests include ownership of Bendon, an international manufacturer and retailer of women’s lingerie whose prestige brands include the licensed Elle Macpherson Intimates and Stella McCartney labels. Another major investment held by interests associated with Mr. Watson is a 50% ownership of the Hanover Group, one of the largest privately owned financial services business in New Zealand with operations extending to the United States and Australia. In 1998, Logan Corporation, an entity owned by Cullen Investments, invested in publicly listed Wall Group (formerly Pacific Retail Group or “PRG”). PRG was listed on the New Zealand Stock Exchange until 2006, and operated several consumer focused companies. These included Noel Leeming Group, a New Zealand specialty appliance retail chain, Pacific Retail Finance Limited, a New Zealand consumer finance business, and Bendon. PRG acquired PRG PowerHouse Limited (“PowerHouse”), a specialty appliance retail chain in the United Kingdom in September 2003, at which time Logan Corporation was a majority stockholder in publicly listed PRG.

Mr. Watson was then and remains a director of PRG, but has not at any time been an executive officer of PRG. In August 2006, PowerHouse, as a result of adverse market conditions and increasing losses, was placed in administration under United Kingdom law, a process similar to a United States bankruptcy proceeding. The administrator determined that the best course of action with respect to PowerHouse was to close its stores and realize the assets for the benefit of its creditors. Subsequently, at the end of April 2007, PowerHouse was placed into liquidation by the administrator. In addition, PRG had provided guarantees in respect of certain debts owed by PowerHouse to its creditors. Due to an unforeseen material deterioration in the outcome of the Powerhouse administration, PRG is no longer in a position to satisfy, in full, the claims of its creditors. Accordingly, PRG’s creditors approved a compromise with PRG in September 2007 in respect of their debts. PRG was privatized by Logan Corporation in 2006. Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest stockholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia. Mr. Watson received a diploma of general management from Auckland University.

Jonathan J. Ledecky has been our president, secretary and a member of our board of directors since our inception. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp. Since June 2007, Mr. Ledecky has served as president, secretary and a director of Triplecrown Acquisition Corp. Since October 2007, Mr. Ledecky has served as president, secretary and a director of Performance Acquisition Corp. and Grand Slam Acquisition Corp. Since November 2007, Mr. Ledecky has served as president, secretary and a director of Endeavour International Acquisition Corp. Since June 1999, Mr. Ledecky has served as chairman of the Ledecky Foundation, a philanthropic organization which contributes funds to programs for the education of disadvantaged inner city youth in Washington, D.C., New York and Boston. Since March 1999, Mr. Ledecky has also served as chairman of Ironbound Partners Fund LLC, a private investment management fund that oversees the Ledecky Foundation and other Ledecky family investments. In October 1994, Mr. Ledecky founded U.S. Office Products and served as its chief executive officer until November 1997 and chairman until June 1998. During his tenure, U.S. Office Products completed over 260 acquisitions, and grew to a Fortune 500 company with over $2.6 billion in revenues. In June 1998, U.S. Office Products completed a comprehensive restructuring plan whereby four separate entities were spun off to stockholders and U.S. Office Products underwent a leveraged recapitalization. In connection with these transactions, Mr. Ledecky resigned from his position as chairman of U.S. Office Products and became a director of each of the four spin-off entities. In February 1997, Mr. Ledecky founded Building One Services Corporation (originally Consolidation Capital Corporation), an entity formed to identify attractive consolidation opportunities which ultimately focused on the facilities management industry. In November 1997, Building One raised $552 million in an initial public offering. Mr. Ledecky served as Building One’s chief executive officer from November 1997 through February 1999 and as its chairman from inception through its February 2000 merger with Group Maintenance America Corporation. During his tenure with Building One, it completed 46 acquisitions and grew to over $1.5 billion in revenues. From July 1999 to July 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. Since June 1998, Mr. Ledecky has served as a director of School Specialty, a Nasdaq Global Market listed education company that provides products, programs and services that enhance student achievement and development. School Specialty spun out of U.S. Office Products in June 1998. Since 1994, Mr. Ledecky has been involved with numerous other companies in director positions. Two of these companies, U.S.A. Floral Products Inc. (United States Bankruptcy Court for the District of Delaware; filed 4/2/01 and emerged 7/18/02) and UniCapital Corporation (United States Bankruptcy Court for the Southern District of New York; filed 12/11/00 and emerged 1/31/02) filed for voluntary bankruptcy in the last seven years. Mr. Ledecky was a director of U.S.A. Floral Products from April 1997 to March 2000 and of UniCapital from October 1997 to October 2000. In addition, after resigning from his position as a director and executive officer with U.S. Office Products, it filed for bankruptcy protection (United States Bankruptcy Court for the District of Delaware; filed 3/5/01 and emerged 12/28/01). In no case was Mr. Ledecky an executive officer of these companies during the two years preceding the bankruptcy filings. Mr. Ledecky was a trustee of George Washington University, served as a director of the U.S. Chamber of Commerce and served as commissioner on the National Commission on Entrepreneurship. In addition, in 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, a singular honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University and a M.B.A from Harvard Business School.

Jay H. Nussbaum has been a member of our board of directors since our inception. He is the founder and Chief Operating Officer of Agilex Technologies, a company formed in 2006 to offer leading technology solutions to government and commercial clients in the United States. From May 2004 to July 2006, Mr. Nussbaum served as the global head of sales, marketing and business development for Citigroup(r) Global Transaction Services, a division of Citigroup Global Markets Inc. which handles cash management, trade, securities services and fund services. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. Since June 2007, he has served as a director of Triplecrown Acquisition Corp. and since October 2007, he has served as a director of Grand Slam Acquisition Corp. From January 2002 to April 2004, Mr. Nussbaum was affiliated with BearingPoint, Inc. (formerly KPMG Consulting), a consulting company, where he served most recently as head of worldwide sales. From 1991 to January 2002, Mr. Nussbaum was affiliated with Oracle Corporation, a Nasdaq Global Market listed enterprise software company, where he most recently served as executive vice president. Prior to joining Oracle Corporation, Mr. Nussbaum was affiliated with Xerox Corporation for 24 years where he most recently served as president of integrated systems operations. Mr. Nussbaum received a B.A. from the University of Maryland.

Kerry Kennedy has been a member of our board of directors since our inception. In April 1988, she established the Robert F. Kennedy Memorial Center for Human Rights and acted as its executive director until January 1995 working on diverse human rights issues. Ms. Kennedy has been the Chair of the Amnesty International Leadership Council since January 1996. She was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. Since June 2007, she has served as a director of Triplecrown Acquisition Corp. and since October 2007, she has served as a director of Grand Slam Acquisition Corp. She also serves on the board of directors of the International Center for Ethics and Justice and Public Life at Brandeis University. Ms. Kennedy received a B.A. from Brown University and an LLM from Boston College Law School.

Robert B. Hersov has been a member of our board of directors since our inception. Since January 2004, Mr. Hersov has been the vice chairman of NetJets Europe Ltd., a subsidiary of NetJets, Inc., a private aviation and fractional jet ownership company which was acquired by Berkshire Hathaway Inc. in 1998. Mr. Hersov founded and, from December 2002 to April 2004, served as the chief executive officer of Marquis Jet Europe, a private aviation company which was acquired by NetJets, Inc. in 2004. Since September 2007, Mr. Hersov has served as a non-executive director of Australian privately-owned company Global Aviation Leasing Group. Mr. Hersov is also chairman of Sapinda Limited, a UK private company, which is the main shareholder of Vatas GmbH, a private German investment company. Mr. Hersov also founded and, from October 1998 to December 2002, served as the chairman of Sportal Ltd., a company that operates an Internet site that offers sports-related games and videos. From October 1996 to September 1998, he served as the executive director of Enic plc, a holding company listed on the London Stock Exchange that invests primarily in the sports and media sectors. From September 1995 to September 1997, Mr. Hersov was the chief executive officer of Telepiu PayTV in Milan, Italy, a pay TV and digital satellite company. From March 1993 to August 1995, Mr. Hersov served as an executive director of Richemont, a tobacco, luxury and media conglomerate listed on the SWX Swiss Exchange. Since June 2005, Mr. Hersov has been a member of the board of directors of Shine Media Acquisition Corp., a blank check company that was formed to acquire a direct or indirect interest in an operating business in the media and advertising industry in the People’s Republic of China. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. Since June 2007, he has served as a director of Triplecrown Acquisition Corp., since October 2007, he has served as a director of Performance Acquisition Corp. and since November 2007, he has served as a director of Endeavour International Acquisition Corp. Mr. Hersov received a B.B.S. from the University of Cape Town and a M.B.A. from the Harvard Business School.

Edward J. Mathias has been a member of our board of directors since our inception. Mr. Mathias was involved with the founding of The Carlyle Group, a global private equity firm headquartered in Washington, DC. He has been a managing director since January 1994 and presently serves as an Investment Committee member for a number of Carlyle’s partnerships. Previously, Mr. Mathias served on the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization where he was employed from 1971 to December 1993. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. He has also been a director of NexCen Brands, formerly Aether Systems, since June of 2002, Triplecrown Acquisition Corp. since June 2007, Performance Acquisition Corp. since October 2007, Grand Slam Acquisition Corp. since October 2007 and Endeavour International Acquisition Corp. since November 2007. Mr. Mathias also serves on The Howard Hughes Institute’s Investment Advisory Committee. Mr. Mathias received an M.B.A. from The Harvard Business School where he is on The Board of Dean’s Advisors and a B.A. from The University of Pennsylvania where he is currently a trustee and member of The Penn Investment Board which oversees the University’s endowment.

Richard Y. Roberts has been a member of our board of directors since our inception. In February 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to February 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Since September 2005, Mr. Roberts has served as a member of the board of directors of Nyfix, Inc., a Nasdaq Global Market listed provider of industry interconnectivity networks, electronic trade communication technologies, trading workstations and middle-office trade automation technologies. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. Since June 2007, he has served as a director of Triplecrown Acquisition Corp. and since October 2007, he has served as a director of Grand Slam Acquisition Corp. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University, a J.D. from the University of Alabama School of Law, and a Master of Laws from the George Washington University Law Center.

Jimmie Lee Solomon, Jr. has been a member of our board of directors since our inception. Mr. Solomon has been affiliated with Major League Baseball since July 1991 as executive director of minor league operations, senior vice president of baseball operations and most recently since June 2005 as executive vice president of baseball operations. From June 1981 to June 1991, he was a lawyer at Baker & Hostetler, LLP where he counseled a variety of clients including Major League Baseball, the National Football League Management Council and the United States Football League front office personnel. Mr. Solomon has been a director of Triplecrown Acquisition Corp. since June 2007 and Performance Acquisition Corp. since October 2007. Mr. Solomon is also on the board of directors for the NAACP Legal Defense and Education Fund, Inc. He has previously served on the board of directors for the Greater Washington Boys and Girls Club and has served as an advisory board member for Elementary Baseball, Inc. He has also served as a member of the Diversity Task Force for Women’s Sports Foundation. Mr. Solomon received a B.A. from Dartmouth College and a J.D. from Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Victory Acquisition Corp., 970 West Broadway, PMB 402, Jackson, Wyoming 83001.

Corporate Governance

Nominating Committee

Effective April 2007, we established a nominating committee of the board of directors, which consists of Kerry Kennedy, as chairman, and Jimmie Lee Solomon, Jr., each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective April 2007, we established an audit committee of the board of directors, which consists of Edward J. Mathias, as chairman, Jay H. Nussbaum and Richard Y. Roberts, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•

reviewing disclosures made to the audit committee by our principal executive officer and principal financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•

reviewing and approving all related-party transactions including analyzing the shareholder base of each target business so as to ensure that we do not consummate a business combination with an entity that is affiliated with our officers, directors or initial stockholders;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward J. Mathias satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, have been or will be paid to any of our existing stockholders, including our officers or directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components—salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan J. Ledecky	3,498,000	(2)	8.6%
Eric J. Watson	3,498,000	(2)(3)	8.6%
Jay H. Nussbaum	72,000		*
Kerry Kennedy(4)	72,000		*
Robert B. Hersov(5)	72,000		*
Edward J. Mathias(6)	72,000		*
Richard Y. Roberts(7)	72,000		*
Jimmie Lee Solomon, Jr.	72,000
Third Point LLC(8)	2,650,000	(9)	6.5%
President and Fellows of Harvard College(10)	2,950,000	(11)	7.3%
Azimuth Opportunity, Ltd.(12)	2,785,500	(13)	6.8%
All directors and executive officers as a group (seven individuals)	7,428,000	(14)	19.8%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 970 West Broadway, PMB 402, Jackson, Wyoming 83001.
(2)	Does not include 2,500,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days.
(3)	These shares are held by Cullen International Limited, a New Zealand company, which is wholly owned by Valley Trust, a trust whose beneficiaries are Mr. Watson, Lake Group Limited, a company that is wholly owned by the Eric John Watson 2003 Family Trust, and several unaffiliated charities. The current trustee of Valley Trust is Victoria Equities Limited, a company that is wholly owned by the Cullen Business Trust, a trust established for the benefit of Mr. Watson and his family.

(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.
(5)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(6)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(7)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.
(8)	The business address of Third Point LLC is 390 Park Avenue, New York, New York 10022.
(9)	Represents shares held by investment funds for which Third Point LLC serves as investment manager or advisor. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.
(10)	The business address of President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210
(11)	Represents shares held by an employee benefit plan or endowment fund. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.
(12)	The business address of Azimuth Opportunity, Ltd., c/o Ogier, Qwomar Complex, 4th Floor, P.O.Box 3170, Road Town, Tortola, British Virgin Islands.
(13)	Represents shares held by Azimuth Opportunity, Ltd. The foregoing information was derived from a Schedule 13G filed with the SEC on October 10, 2007.
(14)	Does not include 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days.

All of the Founder Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. These shares may be released from escrow earlier than this date if, within the first year after we consummate a business combination:

•

our common stock having a last sales price equal to or exceeding $20.00 per share for any 20 trading days within any 30-trading day period following our successful consummation of a business combination; and

•

the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our IPO.

Jonathan J. Ledecky and Eric J. Watson may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective January 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on April 24, 2007), we issued 7,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.003 share, as follows:

Stockholders	Number of Shares
Cullen International Limited	3,498,000
Jonathan J. Ledecky	3,498,000
Jay H. Nussbaum	72,000
Kerry Kennedy	72,000
Robert B. Hersov	72,000
Edward J. Mathias	72,000
Richard Y. Roberts	72,000
Jimmie Lee Solomon, Jr.	72,000
Martin Dolfi	72,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and Citigroup Global Markets Inc. pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by April 24, 2009, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•

each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•

each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority reasonably acceptable to Citigroup Global Markets Inc. that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Simultaneously with our IPO, Eric J. Watson and Jonathan J. Ledecky purchased 5,000,000 sponsors’ warrants (for a total purchase price of $5.0 million) from us. The sponsors’ warrants are identical to the warrants underlying the units sold in the IPO except that the warrants will not be transferable or salable by the purchasers (except in certain limited circumstances such as to relatives and trusts for estate planning purposes, providing the transferee agrees to be bound by the transfer restrictions) until we complete a business combination and if we call the warrants for redemption, the sponsors warrants will not be redeemable so long as such warrants are held by the purchasers or their affiliates, including any permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 12, 2007, Jonathan J. Ledecky and Eric J. Watson advanced an aggregate of $175,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid out of proceeds of our IPO in April 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

No compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Jay H. Nussbaum, Kerry Kennedy, Robert B. Hersov, Edward J. Mathias, Richard Y. Roberts and Jimmie Lee Solomon, Jr. are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum & Kliegman LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, audit fees for our independent registered public accounting firm were $125,000.

Audit-Related Fees

We did not receive any audit related services that are not reported as Audit Fees for the year ended December 31, 2007.

Tax Fees

During 2007, our independent registered public accounting firm did not render any services to us for tax services.

All Other Fees

During 2007, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until April 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jonathan J. Ledecky.(1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eric J. Watson.(1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jay H. Nussbaum.(1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Kerry Kennedy.(1)

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc.and Robert Hersov.(1)

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Edward J. Mathias.(1)

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jimmie Lee Solomon, Jr.(1)

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Martin Dolfi(1)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.11	Form of Letter Agreement between Ironbound Partners and Registrant regarding administrative support.(1)

10.12	Form of Promissory Note issued to each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.14	Form of Warrant Purchase Agreements among Citigroup Global Markets Inc. and each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.15	Letter Agreement among the Registrant and the Initial Stockholders.(1)

10.16	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Richard Y. Roberts.(1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter.(1)

99.2	Nominating Committee charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-140359).

VICTORY ACQUISITION CORP.

(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Victory Acquisition Corp.

We have audited the accompanying balance sheet of Victory Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the period from January 12, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Acquisition Corp. (a development stage enterprise), as of December 31, 2007, and the results of its operations and its cash flows for the period from January 12, 2007 (inception) through December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Melville, New York

March 31, 2008

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Balance Sheet

December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$716,509
Cash held in trust account, interest available for working capital and taxes	2,341,204
Accrued interest and other current assets	943,399

Total current assets	4,001,112
Cash held in trust account, restricted	324,973,304

Total assets	$328,974,416

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expenses	$477,907
Income taxes payable	341,204

Total Liabilities	819,111

Common Stock, subject to possible conversion, 6,599,999 shares, at conversion value	65,240,672

Commitment and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value, authorized 85,000,000 shares; total issued and outstanding 40,500,000 shares, (less 6,599,999 shares, subject to possible conversion)	3,390
Additional paid-in capital	256,442,266
Earnings accumulated during development stage	6,468,977

Total stockholders’ equity	262,914,633

Total liabilities and stockholders’ equity	$328,974,416

The accompanying notes are an integral part of these financial statements.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statement of Income

For the Period from January 12, 2007 (Inception) through December 31, 2007
Revenue	$—
General, selling and administrative expenses	748,262

Loss from operations	(748,262)
Interest income	7,558,794

Income before provision for income taxes	6,810,532
Provision for income taxes	(341,555)

Net income	6,468,977
Accretion of trust account relating to common stock subject to possible conversion	(908,682)

Net income available to common stockholders	$5,560,295

Weighted average shares outstanding basic and diluted	25,845,763

Basic and diluted net income per share	$0.22

The accompanying notes are an integral part of these financial statements.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from January 12, 2007

(Inception) through December 31, 2007

	Common Stock		Additional Paid-in Capital	Earnings Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	7,500,000	750	24,250	—	25,000
Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,338,672 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,658,028	—	316,661,328
Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)
Proceeds from issuance of sponsors’ warrants	—	—	5,000,0000	—	5,000,000
Accretion of trust account relating to common stock subject to possible conversion	—	—	(908,682)	—	(908,682)
Net income from January 12, 2007 (inception) through December 31, 2007	—	—	—	6,468,977	6,468,977

Balance, December 31, 2007	40,500,000	$3,390	$256,442,266	$6,468,977	$262,914,633

The accompanying notes are an integral part of these financial statements.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statement of Cash Flows

For the Period from January 12, 2007 (Inception) through December 31, 2007

Cash Flows from Operating Activities
Net income	$6,468,977
Changes in operating assets and liabilities:
Accrued interest and other current assets	(943,399)
Cash held in trust account—interest available for working capital and taxes	(2,341,204)
Accrued expenses	477,907
Income taxes payable	341,204

Net cash provided by operating activities	4,003,485

Cash Flows from Investing Activities
Cash held in trust account	(324,973,304)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from notes payable, stockholders	175,000
Repayments of notes payable, stockholders	(175,000)
Gross proceeds from issuance of sponsors’ warrants	5,000,000
Gross proceeds from initial public offering	300,000,000
Gross proceeds from over-allotment options	30,000,000
Payment of offering costs	(13,338,672)

Net cash provided by financing activities	321,686,328

Net increase in cash	716,509
Cash at beginning of the period	—

Cash at end of the period	$716,509

The accompanying notes are an integral part of these financial statements.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Organization

Victory Acquisition Corp. (the “Company”) was incorporated in Delaware on January 12, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”).

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

2.	Business Operations

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,609,321 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in any industry other than the franchising, financial services or healthcare industries. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. At the Consummation of the Offering, an amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 4) was deposited in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of December 31, 2007, the balance in the Trust Account was $327,314,508, which includes $2,341,204 of funds to be transferred to the operating account for working capital and taxes. The $2,341,204 has been classified on the December 31, 2007 audited balance sheet as cash held in trust account, available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (except our independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $65,240,672 has been classified outside of equity as common stock subject to possible conversion in the accompanying December 31, 2007 balance sheet.

The Company’s Certificate of Incorporation was amended on April 24, 2007 to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the offering (effective date) or April 24, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

3.	Significant Accounting Policies

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 6,599,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 38,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 4 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentrations of credit risks regardless of the degree of risk. At December 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000. At December 31, 2007, the uninsured balances amounted to approximately $328,000,000. Management believes the risk of loss to be minimal.

Fair Value of Financial Instruments:

The carrying value of cash, cash held in Trust Account and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Cash held Trust Account–restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Management did not record the impact of deferred income taxes as they were deemed immaterial. See Note 9.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 would have an impact on accounting for any business combination acquisition after the effective date of this pronouncement.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. SFAS 159 would have an impact on accounting for any business combination acquisition after the effective date of this pronouncement.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with FASB No. 123(R) “Share Based Payment’. The Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the financial statements.

4.	Initial Public Offering

On April 30, 2007, the Company sold 33,000,000 Units, including 3,000,000 units from the exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or July 24, 2008 and expiring April 23, 2011. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed and an investor in the Offering may effectively pay the full Unit price solely for the shares of common stock included in the units (since the Warrants may expire worthless).

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

6.	Commitments and Contingencies

The Company has an agreement with the underwriters in the Offering (“the Underwriting Agreement”). The agreement required the Company to pay 3.8% of the gross proceeds as an underwriting discount plus an additional 3.2% of the gross proceeds only upon consummation of a business combination for a total of 7%. The Company paid an underwriting discount of 3.8% ($12,540,000) and the remaining portion of the underwriters discount of 3.2% (10,560,000) of the gross proceeds was put into the Trust Account. The Company will not pay any discount related to the warrants sold in the private placement.

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

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company had an agreement with Ironbound Partners, an affiliate of Jonathan J. Ledecky one of the Company’s executive officers, for various office and administrative services. This agreement commenced on April 24, 2007, the effective date of the Offering, was terminated by the Company as of July 1, 2007. From April 24, 2007 to July 1, 2007 the Company paid no rent expense to this affiliate related to this agreement. From January 12, 2007 (inception) to December 31, 2007 the Company paid $12,500 for rent and office related fees to unrelated third parties.

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base salary equivalent to £33,000.00 per year.

7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The underwriting agreement prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

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

As of December 31, 2007, there were 38,000,000 shares of common stock reserved for issuance upon exercise of warrants and the Sponsors’ Warrants.

9.	Income Taxes

On January 12, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its New York State and New York City tax returns as its “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 12, 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2007.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 12, 2007 (inception) through December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate taxes payable as of December 31, 2007 consisted of the following:

New York City corporation tax payable	$341,204
New York State franchise tax payable	351

$341,555

The provision for income tax consists of the following:

For the Period from January 12, 2007 (Inception) through December 31, 2007
Current:
Federal	$—
State and Local	341,555
Deferred
Federal	—
State and Local	—

Total provision for income taxes	$341,555

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of December 31, 2007.

A reconciliation of the provision for income taxes with amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

For the Period from January 12, 2007 (Inception) through December 31, 2007
Tax provision at statutory rate	34%
State and local taxes (net of federal tax benefit)	9%
Effect of apportionment on state and local taxes	(4%)
Effect of adjustments and non-taxable and non-deductible items	(34%)

5%

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	Unaudited Quarterly Financial Information

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$—	$—
Operating Loss	(1,000)	(105,978)	(245,151)	(396,133)
Interest Income	300	1,937,188	2,893,328	2,727,978
Income (Loss) before Provision for Income Taxes	(700)	1,831,210	2,648,177	2,331,845
Provision for Income Taxes	—	—	(651)	(340,904)
Net Income (Loss)	(700)	1,831,210	2,647,526	1,990,941
Accretion of Trust Account Relating to Common Stock subject to Possible Conversion	—	—	(364,224)	(544,458)

Net Income (Loss) Available (attributable) to Common Stockholders	$(700)	$1,831,210	$2,283,302	$1,446,483

Weighted Average Shares Outstanding Basic and Diluted	7,500,000	25,486,814	33,900,001	33,900,001
Basic and Diluted Net Income (Loss) Per Share	$(0.00)	$0.07	$0.07	$0.04

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

VICTORY ACQUISITION CORP.

By:	/s/ JONATHAN J. LEDECKY
Jonathan J. Ledecky
President and Secretary
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIC J. WATSON Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)	March 31, 2008

/S/ JONATHAN J. LEDECKY Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	March 31, 2008

/s/ JAY H. NUSSBAUM Jay H. Nussbaum	Director	March 31, 2008

/s/ KERRY KENNEDY Kerry Kennedy	Director	March 31, 2008

/s/ ROBERT B. HERSOV Robert B. Hersov	Director	March 31, 2008

/s/ EDWARD J. MATHIAS Edward J. Mathias	Director	March 31, 2008

/s/ RICHARD Y. ROBERTS Richard Y. Roberts	Director	March 31, 2008

/s/ JIMMIE LEE SOLOMON, JR. Jimmie Lee Solomon, Jr.	Director	March 31, 2008