Form 10-Q
period 2008-03-31
Victory Acquisition Corp
filed 2008-05-15
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2008, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Victory Acquisition Corp.

(a development stage enterprise)

Page
Part I: Financial Information:

Item 1 –Financial Statements:

Condensed Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2008 and for the period from January 12, 2007 (inception) through March 31, 2007, and for the period from January 12, 2007 (inception) through March 31, 2008	4

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from January 12, 2007 (inception) through March 31, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and for the period from January 12, 2007 (inception) through March 31, 2007, and for the period from January 12, 2007 (inception) through March 31, 2008	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition And Results of Operations	16

Item 4T – Controls and Procedures	17

Part II. Other Information:

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	19

Signatures	20

Part I: Financial Information

Item 1 – Financial Statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$174,148	$716,509
Cash held in trust account, interest available for working capital and taxes	2,212,903	2,341,204
Deferred tax asset	159,014	—
Other current assets	8,108	54,496

Total current assets	2,554,173	3,112,209

Non-Current Assets
Trust account, restricted
Cash held in trust account	326,989,408	324,973,304
Accrued interest receivable	563,647	888,903
Tax refund receivable, due to trust account	73,555	—

Trust account, restricted	327,626,610	325,862,207

Total assets	$330,180,783	$328,974,416

Liabilities and Stockholders’ Equity

Current Liabilities
Income taxes payable	$212,903	$341,204
Accrued expenses	215,487	477,907

Total Liabilities	428,390	819,111

Common Stock, subject to possible conversion, 6,599,999 shares, at conversion value	65,525,312	65,240,672

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 85,000,000 shares; total issued and outstanding 40,500,000 shares, (less 6,599,999 shares, subject to possible conversion)	3,390	3,390
Additional paid-in capital	256,157,626	256,442,266
Earnings accumulated during development stage	8,066,065	6,468,977

Total stockholders’ equity	264,227,081	262,914,633

Total liabilities and stockholders’ equity	$330,180,783	$328,974,416

See notes to unaudited condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended March 31, 2008	For the period from January 12, 2007 (inception) through March 31, 2007	For the period from January 12, 2007 (inception) through March 31, 2008
Revenue	$—	$—	$—
General and administrative expenses	329,952	1,000	1,078,214

Loss from operations	(329,952)	(1,000)	(1,078,214)
Interest income	1,916,170	300	9,474,964

Income (loss) before provision for income taxes	1,586,218	(700)	8,396,750
Provision (benefit) for income taxes	(10,870)	—	330,685

Net income (loss)	1,597,088	(700)	8,066,065
Accretion of trust account relating to common stock subject to possible conversion	(284,640)	—	(1,193,322)

Net income (loss) available to common stockholders	$1,312,448	$(700)	$6,872,743

Weighted average shares outstanding excluding shares subject to possible conversion basic and diluted	33,900,001	7,500,000

Basic and diluted net income per share	$0.04	$0.00

See notes to unaudited condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period from January 12, 2007 (inception) through March 31, 2008

	Common Stock		Additional paid-in Capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.003 per share	7,500,000	750	24,250	—	25,000

Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,338,672 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,658,028	—	316,661,328

Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)

Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000

Accretion of trust account relating to common Stock subject to possible conversion	—	—	(908,682)		(908,682)
Net income for the period January 12, 2007 (inception) through December 31, 2007	—	—	—	6,468,977	6,468,977

Balance, December 31, 2007	40,500,000	3,390	256,442,266	6,468,977	262,914,633
Accretion of trust account relating to common stock subject to possible conversion for the period January 1, 2008 through March 31, 2008	—	—	(284,640)	—	(284,640)
Net income for the period January 1, 2008 through March 31, 2008	—	—	—	1,597,088	1,597,088

Balance, March 31, 2008 (unaudited)	40,500,000	$3,390	$256,157,626	$8,066,065	$264,227,081

See notes to unaudited condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the three months Ended March 31, 2008	For the period from January 12, 2007 (inception) through March 31, 2007	For the period from January 12, 2007 (inception) through March 31, 2008
Cash Flows from Operating Activities
Net income (loss)	$1,597,088	$(700)	$8,066,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Other current assets	46,388	—	(8,108)
Cash held in trust account – interest available for working capital and taxes	128,301	—	(2,212,903)
Deferred tax asset	(159,014)	—	(159,014)
Income taxes payable	(128,301)	—	212,903
Accrued expenses	(262,420)	1,000	215,487

Net cash provided by operating activities	1,222,042	300	6,114,430

Cash Flows from Investing Activities
Trust account, restricted	(1,764,403)	—	(327,626,610)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayments of notes payable, stockholders	—	—	(175,000)
Gross proceeds from issuance of sponsors’ warrants	—	—	5,000,000
Gross proceeds from initial public offering and over-allotment option	—	—	330,000,000
Payment of offering costs	—	(163,444)	(13,338,672)

Net cash provided by financing activities	—	36,556	321,686,328

Net (decrease) increase in cash	(542,361)	36,856	174,148

Cash at beginning of the period	716,509	—	—

Cash at end of the period	$174,148	$36,856	$174,148

See notes to unaudited condensed financial statements

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Information

Victory Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and for the periods from January 12, 2007 (inception) through March 31, 2007, and from January 12, 2007 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In addition, the December 31, 2007 balance sheet was derived from the audited financials statements, but does not include all disclosures required by GAAP in these condensed financial statements. Accordingly, the Condensed Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements

2. Organization, Business Operations and Significant Accounting Policies

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,661,328 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in any industry other than the franchising, financial services or healthcare industries. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. At the Consummation of the Offering, an amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of the Offering and the sale of the sponsor warrants (see Note 3) was deposited in a trust account

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization, Business Operations and Significant Accounting Policies (continued)

(“Trust Account”). The proceeds held in the Trust Account may be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under such Act until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) liquidation of the Company. As of March 31, 2008, the balance in the Trust Account was $329,839,513, which includes $2,212,903 of funds to be transferred to the operating account for working capital and taxes. The $2,212,903 has been classified on the March 31, 2008 unaudited balance sheet as cash held in trust account, interest available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,000,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in the Trust Account will not be released from the Trust Account until the earlier of the completion of a Business Combination or liquidation of the Company.

The Company, after signing a definitive agreement for a Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 7,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization, Business Operations and Significant Accounting Policies (continued)

the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (20% less one share value) of the amount held in the Trust Account) amounting to $65,525,312 has been classified outside of equity as common stock subject to possible conversion in the accompanying March 31, 2008 balance sheet.

The Company’s Certificate of Incorporation was amended on April 24, 2007 to provide that the Company will continue in existence until April 24, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 6,599,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 38,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Fair Value of Financial Instruments:

The carrying value of cash, cash held in Trust Account and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Trust Account–restricted:

The Company considers the restricted portion of the funds held in the Trust Account to be a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization, Business Operations and Significant Accounting Policies (continued)

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization, Business Operations and Significant Accounting Policies (continued)

New Accounting Pronouncements (continued):

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

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the financial statements.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Initial Public Offering

On April 30, 2007, the Company sold 33,000,000 Units, including 3,000,000 units from the exercise of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or July 24, 2008 and expiring April 23, 2011. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to settle the warrant exercise, whether by net cash settlement or otherwise. Consequently, the Warrants may expire unexercised and unredeemed.

On April 30, 2007, pursuant to Subscription Agreements, dated January 30, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 5,000,000 warrants for $5,000,000 (the “Sponsors’ Warrants”). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Sponsors’ Warrants will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a business combination.

The Initial Stockholders have waived their rights to receive distributions with respect to their founding shares upon the Company’s liquidation.

4. Commitments and Contingencies

The Company has an agreement with the underwriters in the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay the underwriters a total of 7% of the gross proceeds of the Offering as an underwriting discount. Of the 7%, 3.8% of the gross proceeds was paid upon consummation of the Offering and the remaining 3.2% of the gross proceeds will be paid only upon consummation of a Business Combination. Accordingly, the Company paid an underwriting discount of 3.8% ($12,540,000) upon consummation of the Offering and the remaining portion of the underwriters discount of 3.2% (10,560,000) of the gross proceeds was put into the Trust Account. The Company did not pay any discount related to the Sponsors’ Warrants. The underwriters have waived their right to receive payment of the 3.2% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. Commitments and Contingencies (continued)

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement dated April 24, 2007. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing nine months after the consummation of a Business Combination. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. The Sponsors’ Warrants are not transferable or salable by the purchasers (subject to limited exceptions) until the Company completes a Business Combination, and are non-redeemable by the Company so long as they are held by the purchasers or their affiliates. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company had an agreement with Ironbound Partners Fund LLC, an affiliate of Jonathan J. Ledecky one of the Company’s executive officers, for various office and administrative services. This agreement commenced on April 24, 2007, the effective date of the Offering and was terminated by the Company as of July 1, 2007. From April 24, 2007 to July 1, 2007 the Company paid no rent expense to this affiliate related to this agreement.

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base salary equivalent to £33,000 per year. Accordingly, the Company will be subject to possible foreign currency transaction gains and losses for fluctuations in the dollar/pound exchange rate occurring from one payment date to another. If material, such gains and losses will be separately reported in the statement of operations.

The Company is provided services by a separate outside consultant on a month to month basis. The Company pays this consultant $16,000 per month.

5. Preferred Stock

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

6. Common Stock

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

As of March 31, 2008, there were 38,000,000 shares of common stock reserved for issuance upon exercise of Warrants and the Sponsors’ Warrants.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Income Taxes

On January 12, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its State of Wyoming as its “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 12, 2007 the evaluation was performed for the 2007 and 2008 tax year (as of March 31, 2008). The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2007 or March 31, 2008.

The provision for income tax consists of the following:

	For the three months ended March 31, 2008	For the period from January 12, 2007 (inception) through March 31, 2007	For the period from January 12, 2007 (inception) through March 31, 2008
Current:
Federal	$212,903	$—	$212,903
State and Local	(64,759)	—	276,796
Deferred:
Federal	(159,014)	—	(159,014)
State and Local	—	—

Total provision for income taxes	($10,870)	$—	$330,685

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2008, the Company’s deferred tax asset, related to the tax basis net operating loss incurred in fiscal 2007 of $692,872, was $159,014, after the recognition of a benefit of $53,005 in the first quarter.

A reconciliation of the provision for income taxes with amounts computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended March 31, 2008	For the period from January 12, 2007 (inception) through March 31, 2007
Tax provision at statutory rate	34%	0%
State and local taxes (net of federal tax benefit)	—	—
Adjustment to recognize benefit of NOL carryforward from prior year	(13)	—
Non-taxable, non-deductible, and other items	(22)	—

Federal income tax rate	(1)%	0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on January 12, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. We intend to utilize cash derived from the proceeds of our recently completed public offering (excluding $19,320,000 of deferred underwriting discount payable to the underwriter upon a business combination), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2008, we had a net income of $1,597,088 consisting of $1,916,170 of interest income offset by $329,952 of general and administrative expenses and $(10,870) in taxes as compared to a net loss of $700 consisting of $1,000 of organization costs offset by a tax benefit of $300 for the period from January 12, 2007 (inception) through March 31, 2007. The difference was due to the consummation of our initial public offering and the income we earned on the proceeds thereof offset by the expenses we incurred due to being a public company and searching for an acquisition target. Also, in the first quarter 2008, the Company realized a tax benefit from a net operating loss carryforward attributable to 2007, which had not previously been recognized.

For the period from January 12, 2007 (inception) through March 31, 2008, we had a net income of $8,066,095, consisting of $9,474,964 of interest income offset by $1,078,214 of general and administrative expenses and $330,685, in taxes.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. As of March 31, 2008, we paid a total of $12,540,000 in underwriting discounts and commissions and $798,672 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 including the proceeds from the sale of sponsor warrants was deposited into the trust account which includes $10,560,000 of deferred underwriting discounts and commissions. We intend to use substantially all of the net proceeds of this offering (excluding $10,560,000 of deferred underwriting discounts payable to the underwriters upon a business combination) to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $180,000 for office space, administrative services and support; $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $720,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

As of March 31, 2008, we had working capital of $2,125,783. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $3,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,000,000 for working capital and $350,351 for taxes and may draw up to an additional $2,212,903, for working capital and tax obligations.

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

We had an agreement with an affiliate of one of our executive officers for various office and administrative services. The agreement commenced on April 24, 2007, the effective date of our initial public offering, and was terminated by us as of July 1, 2007. From April 24, 2007 through July 1, 2007 we paid no rent expense to this affiliate related to this agreement.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

During the quarter, the Company engaged KGS LLP to assist in the financial reporting process.

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

We also consummated the simultaneous private sale of 5,000,000 warrants (“Sponsors’ Warrants”) at a price of $1.00 per warrant, generating total proceeds of approximately $5,000,000. The Sponsors’ Warrants were purchased by Eric J. Watson and Jonathan J. Ledecky. The Sponsors’ Warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, these Sponsors’ Warrants will not be redeemable by us so long as they are held by the purchasers or their affiliates. The purchasers of the Sponsors’ Warrants have agreed that the warrants will not be transferred, assigned or sold by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of the Sponsor Warrants was $321,661,328, of which $321,660,000 was deposited into the trust account.

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

Dated: May 15, 2008
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer), Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)