Form 10-Q
period 2008-06-30
Victory Acquisition Corp
filed 2008-08-14
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Victory Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended June 30, 2008

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item IA of the Company’s December 31, 2007 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Victory Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

Part I: Financial Information

Item 1 – Financial Statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$164,493	$716,509
Trust account, interest available for working capital and taxes:
Cash held in trust account	1,556,763	2,341,204
Tax refund receivable and prepaid, due to trust account	179,110	—
Deferred tax asset	106,009	—
Other current assets	105,781	54,496

Total current assets	2,112,156	3,112,209

Non-Current Assets
Trust account, restricted
Cash held in trust account	327,974,617	324,973,304
Accrued interest receivable, trust account	406,208	888,903

Trust account, restricted	328,380,825	325,862,207

Total assets	$330,492,981	$328,974,416

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$137,602	$477,907
Income taxes payable	—	341,204

Total Liabilities	137,602	819,111

Common Stock, subject to possible conversion, 6,599,999 shares, at conversion value	65,676,155	65,240,672

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 85,000,000 shares; total issued and outstanding 40,500,000 shares, (less 6,599,999 shares, subject to possible conversion)	3,390	3,390
Additional paid-in capital	256,006,783	256,442,266
Earnings accumulated during development stage	8,669,051	6,468,977

Total stockholders’ equity	264,679,224	262,914,633

Total liabilities and stockholders’ equity	$330,492,981	$328,974,416

See notes to condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Operations

(unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the period from January 12, 2007 (inception) through June 30, 2007	For the period from January 12, 2007 (inception) through June 30, 2008
Revenue	$—	$—	$—	$—	$—

Formation and operating costs	295,134	105,978	625,086	106,978	1,373,348

Loss from operations	(295,134)	(105,978)	(625,086)	(106,978)	(1,373,348)

Interest income	1,202,668	1,937,188	3,118,837	1,937,488	10,677,631

Income before provision for income taxes	907,534	1,831,210	2,493,751	1,830,510	9,304,283

Provision for income taxes	304,547	—	293,677	—	635,232

Net income	602,987	1,831,210	2,200,074	1,830,510	8,669,051

Accretion of trust account relating to common stock subject to possible conversion	(150,843)	—	(435,483)	—	(1,344,165)

Net income available to common stockholders	$452,144	$1,831,210	$1,764,591	$1,830,510	$7,324,886

Weighted average shares outstanding excluding shares subject to possible conversion basic and diluted	33,900,001	25,486,814	33,900,001	17,128,236

Basic and diluted net income per share	$.01	$.07	$.05	$.11

See notes to condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period from January 12, 2007 (inception) through June 30, 2008

	Common Stock		Additional paid-in Capital	Earnings accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.003 per share	7,500,000	750	24,250	—	25,000

Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,338,672 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,658,028	—	316,661,328

Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)

Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000

Accretion of trust account relating to common Stock subject to possible conversion	—	—	(908,682)		(908,682)
Net income for the period January 12, 2007 (inception) through December 31, 2007	—	—	—	6,468,977	6,468,977

Balance, December 31, 2007	40,500,000	3,390	256,442,266	6,468,977	262,914,633

Accretion of trust account relating to common stock subject to possible conversion for the period January 1, 2008 through June 30, 2008	—	—	(435,483)	—	(435,483)
Net income for the period January 1, 2008 through June 30, 2008	—	—	—	2,200,074	2,200,074

Balance, June 30, 2008 (unaudited)	40,500,000	$3,390	$256,006,783	$8,669,051	$264,679,224

See notes to condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2008	For the period from January 12, 2007 (inception) through June 30, 2007	For the period from January 12, 2007 (inception) through June 30, 2008
Cash flows from operating activities
Net income	$2,200,074	$1,830,510	$8,669,051
Changes in operating assets and liabilities:
Other current assets	(51,285)	—	(105,781)
Deferred tax asset	(106,009)	—	(106,009)
Income taxes payable	(341,204)	—	—
Accrued expenses	(340,305)	70,004	137,602

Net cash provided by operating activities	1,361,271	1,900,514	8,594,863

Cash flows from investing activities
Cash held in trust account, restricted	(3,001,313)	(321,660,000)	(327,974,617)
Cash held in trust account- interest available for working capital and taxes	784,441	(1,018,679)	(1,556,763)
Tax refund receivable and prepaid	(179,110)	—	(179,110)
Accrued interest receivable, trust account	482,695	—	(406,208)

Net cash provided by investing activities	(1,913,287)	(322,678,679)	(330,116,698)

Cash flows from financing activities
Proceed from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayments of notes payable, stockholders	—	(175,000)	(175,000)
Gross proceeds from issuance of sponsors’ warrants	—	5,000,000	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	330,000,000	330,000,000
Payment of offering costs	—	(13,315,680)	(13,338,672)

Net cash provided by financing activities	—	321,709,320	321,686,328

Net (decrease) increase in cash	(552,016)	931,155	164,493
Cash at beginning of the period	716,509	—	—

Cash at end of the period	$164,493	$931,155	$164,493

Supplemental disclosure of cash flow information
Cash paid during the year for :
Income taxes	$920,351	$—	$920,351

See notes to condensed financial statements

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Interim Financial Information

Victory Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and for the periods from January 12, 2007 (inception) through June 30, 2007, and from January 12, 2007 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In addition, the December 31, 2007 balance sheet was derived from the audited financials statements, but does not include all disclosures required by GAAP in these Condensed Financial Statements. Accordingly, Condensed Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements

Note 2. Organization, Business Operation and Significant Accounting Policies

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received net proceeds of $316,661,328 from the Offering and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in any industry other than the franchising, financial services or healthcare industries. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. At the Consummation of the Offering, an amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of this offering and the sale of the sponsor warrants (see Note 3) was deposited in a trust account (“Trust Account”) and is invested in United States “government securities”

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Organization, Business Operation and Significant Accounting Policies (continued)

within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under such Act until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of June 30, 2008, the balance in the Trust Account was $329,937,588, which includes $1,556,763 of funds to be transferred to the operating account for working capital and taxes. In addition, there was $179,110 of overpaid taxes, as of June 30, 2008. The $1,556,763 has been classified on the June 30, 2008 unaudited balance sheet as cash held in trust account, interest available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (except its independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing operating costs. Except with respect to interest income that may be released to the Company of (i) up to $3,000,000 to fund expenses related to investigating and selecting a target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or liquidation of the Company.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly,

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Organization, Business Operation and Significant Accounting Policies (continued)

Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $65,676,155, has been classified outside of equity as common stock subject to possible conversion in the accompanying June 30, 2008 balance sheet.

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

Going Concern and Management’s Plan and Intentions

As of June 30, 2008, excluding Trust Account - restricted of $328,380,825, the Company had working capital of $1,974,554. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest it earns on its money not held in the Trust Account. These funds may not be sufficient to maintain the Company until a business combination is consummated. In addition, there can be no assurance that the Company will enter into a Business Combination prior to April 24, 2009. Pursuant to its Certificate of Incorporation, the Company would have to liquidate pursuant to a dissolution plan and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 20% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Organization, Business Operation and Significant Accounting Policies (continued)

Earnings Per Share ( continued)

EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 6,599,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 38,000,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note 3 has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Reclassifications

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

Recently Issued and Adopted Accounting Pronouncements

In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Organization, Business Operation and Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Pronouncements (continued)

applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (SFAS No. “159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157. The adoption did not have a material impact on its financial position and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Organization, Business Operation and Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Pronouncements (continued)

instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Initial Public Offering

On April 30, 2007, the Company sold 33,000,000 Units, including 3,000,000 units from the exercise of the underwriters’ over-allotment option, at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or July 24, 2008 and expiring April 23, 2011. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3. Initial Public Offering (continued)

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

Note 4. Commitments and Contingencies

The Company has an agreement with the underwriters in the Offering (“the Underwriting Agreement”). The agreement required the Company to pay 3.8% of the gross proceeds as an underwriting discount plus an additional 3.2% of the gross proceeds only upon consummation of a Business Combination for a total of 7%. The Company paid an underwriting discount of 3.8% ($12,540,000) and the remaining portion of the underwriters discount of 3.2% ($10,560,000) of the gross proceeds was put into the Trust Account. The Company will not pay any discount related to the warrants sold in the private placement.

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

Note 4. Commitments and Contingencies (continued)

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

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base fee equivalent to £33,000 per year. The Company will also issue 25,000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

The Company engaged Petrina Advisors, Inc. on May 19, 2008 to perform consulting services through the earlier of April 24, 2009 or upon the closing of a business combination. The Company will pay this consultancy firm a base fee of $192,000 per year and the Company will issue to them 75,000 shares of the Company’s common stock upon the closing of the initial Business Combination by the Company.

Note 5. Preferred Stock

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

Note 6. Common Stock

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

As of June 30, 2008, there were 38,000,000 shares of common stock reserved for issuance upon exercise of Warrants and the Sponsors’ Warrants.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7. Income Taxes

As of June 30, 2008, the Company's deferred tax asset, related to the tax basis net operating loss incurred in fiscal 2007 of $692,872, was $106,009, after the recognition of a benefit of $106,009 for the six months ended June 30, 2008.

A reconciliation of the provision for income taxes with amounts computed by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the period from January 12, 2007 (inception) through June 30, 2007
Tax provision at statutory rate	34%	34%	34%	34%
State and local taxes (net of federal tax benefit)	—	—	—	—
Adjustment to recognize benefit of NOL carryforward	—	—	(8)	—
Non-taxable, non-deductible, and other items	(2)	(34)	(14)	(34)

Federal income tax rate	32%	—%	12%	—%

The Company changed its investments from non-taxable to taxable effective February 22, 2008 which caused the change in the effective tax rates.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on January 12, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three and six months ended June 30, 2008, and for the period from January 12, 2007 (inception) to June 30, 2008, we had net income of $602,987, $2,200,074, and $8,669,051, respectively, net of income taxes for the periods of $304,547, $293,677, and $635,232, respectively. Our income was all derived from interest and dividends on the net proceeds of our initial public offering.

We incurred $295,134, $625,086, and $1,373,348 in formation and operating costs during the three and six months ended June 30, 2008 and for the period from January 12, 2007 (inception) to June 30, 2008, respectively.

Comparatively, we had net income of $1,831,210 and $1,830,510 during the three months ended June 30, 2007 and for the period from January 12, 2007 (inception) through June 30, 2007, respectively. Our income was all derived from interest and dividends on the net proceeds of our initial public offering.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. As of June 30, 2008, we paid a total of $12,540,000 in underwriting discounts and commissions and $798,672 for other costs and expenses related to the offering and the over-allotment option.

After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 including the proceeds from the sale of sponsor warrants was deposited into the trust account which includes $10,560,000 of deferred underwriting discounts and commissions.

We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our common stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 24, 2009, assuming that a business combination is not consummated during that time.

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

As of June 30, 2008, we had working capital of $1,974,554. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $3,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,300,750 for working capital and $1,080,154 for taxes (of which $179,110 is overpaid and can be used for working capital purposes when refunded) and can draw up to an additional $1,520,140 for working capital in addition to any future tax payments.

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

Given our limited sources of working capital and income there exists the possibility that we will not have sufficient capital to sustain us until a business combination can be consummated. In addition there can be no assurance that the Company will enter into a business combination and would therefore need to liquidate as described below. These factors raise substantial doubt as to our ability to continue as a going concern.

Our certificate of incorporation requires that we take all actions necessary to liquidate in the event that we do not consummate a business combination within 24 months from the consummation of our initial public offering (April 24, 2009). In the event of a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets deposited in the trust account) will be less than the offering price per unit in our initial public offering due to costs related to the initial public offering and since no value would be attributed to the warrants contained in the units sold.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

There have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2008

/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer),
Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal
Financial and Accounting Officer)