Form 10-Q
period 2008-09-30
Victory Acquisition Corp
filed 2008-11-14
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, 40,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Victory Acquisition Corp.

(a development stage enterprise)

Form 10-Q

For The Quarter Ended September 30, 2008

			Page
Part I: Financial Information:

Item 1	–	Financial Statements:

Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007			3

Condensed Statements of Income (Unaudited) for the three months ended September 30, 2008, and 2007, and for the nine months ended September 30, 2008, and for the period from January 12, 2007 (inception) through September 30, 2007, and for the period from January 12, 2007 (inception) through September 30, 2008			4

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from January 12, 2007 (inception) through September 30, 2008			5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and for the period from January 12, 2007 (inception) through September 30, 2007 and for the period from January 12, 2007 (inception) through September 30, 2008			6

Notes to Unaudited Condensed Financial Statements			7-11

Item 2	–	Management’s Discussion and Analysis of Financial Condition And Results of Operations	12-14

Item 3	–	Quantitative and Qualitative Disclosures Regarding Market Risk	14-15

Item 4T	–	Controls and Procedures	15

Part II. Other Information:

Item 2	–	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6	–	Exhibit	16

Signatures			17

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part I, Item IA of the Company’s December 31, 2007 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Victory Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

Part I: Financial Information

Item 1 – Financial Statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$44,736	$716,509
Trust account, interest and dividend income available for working capital and taxes (including tax refund receivable and prepaid taxes of $183,534 in 2008)	1,634,636	2,341,204
Deferred tax asset	79,133	—
Other current assets	75,059	54,496

Total current assets	1,833,564	3,112,209

Trust account, restricted
Cash held in trust account	329,199,601	324,973,304
Accrued interest receivable, trust account	375,647	888,903

Total trust account, restricted	329,575,248	325,862,207

Total assets	$331,408,812	$328,974,416

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$279,237	$477,907
Income taxes payable	—	341,204

Total Liabilities	279,237	819,111

Common Stock, subject to possible conversion, 6,599,999 shares at conversion value	65,915,040	65,240,672

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 85,000,000 shares; total issued and outstanding 40,500,000 shares, (less 6,599,999 shares, subject to possible conversion)	3,390	3,390
Additional paid-in capital	255,767,898	256,442,266
Income accumulated during development stage	9,443,247	6,468,977

Total stockholders’ equity	265,214,535	262,914,633

Total liabilities and stockholders’ equity	$331,408,812	$328,974,416

The accompanying notes are an integral part of these condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Income

(unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period from January 12, 2007 (inception) through September 30, 2007	For the period from January 12, 2007 (inception) through September 30, 2008
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	435,206	248,802	1,060,292	355,780	1,808,554

Loss from operations	(435,206)	(248,802)	(1,060,292)	(355,780)	(1,808,554)
Interest and dividend income	1,261,854	2,893,328	4,380,691	4,830,816	11,939,485

Income before provision for income taxes	826,648	2,644,526	3,320,399	4,475,036	10,130,931
Provision for income taxes	52,451	—	346,129	—	687,684

Net income	774,197	2,644,526	2,974,270	4,475,036	9,443,247
Accretion of trust account income relating to common stock subject to possible conversion	(238,885)	(364,225)	(674,368)	(364,225)	(1,583,050)

Net income attributable to other common stockholders	$535,312	$2,280,301	$2,299,902	$4,110,811	$7,860,197

Weighted average number of common shares outstanding excluding shares subject to possible conversion basic and diluted	33,900,001	33,900,001	33,900,001	23,017,558

Basic and diluted net income per share attributable to other common stockholders	$0.02	$0.07	$0.07	$0.18

The accompanying notes are an integral part of these condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

For the Period from January 12, 2007 (inception) through September 30, 2008

	Common Stock		Additional paid-in Capital	Income accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders at $0.003 per share	7,500,000	750	24,250	—	25,000

Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,338,672 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,658,028	—	316,661,328

Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)

Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000

Accretion of trust account income relating to common stock subject to possible conversion	—	—	(908,682)	—	(908,682)

Net income for the period January 12, 2007 (inception) through December 31, 2007	—	—	—	6,468,977	6,468,977

Balance, December 31, 2007	40,500,000	3,390	256,442,266	6,468,977	262,914,633

Accretion of trust account income relating to common stock subject to possible conversion for the period January 1, 2008 through September 30, 2008	—	—	(674,368)	—	(674,368)

Net income for the nine months ended September 30, 2008	—	—	—	2,974,270	2,974,270

Balance, September 30, 2008 (unaudited)	40,500,000	$3,390	$255,767,898	$9,443,247	$265,214,535

The accompanying notes are an integral part of these condensed financial statements

Victory Acquisition Corp.

(a development stage enterprise)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2008	For the period from January 12, 2007 (inception) through September 30, 2007	For the period from January 12, 2007 (inception) through September 30, 2008
Cash flows from operating activities
Net income	$2,974,270	$4,475,036	$9,443,247
Adjustments to reconcile net income to cash provided by operating activities
Changes in operating assets and liabilities:
Other current assets	(20,563)	—	(75,059)
Deferred tax asset	(79,133)	—	(79,133)
Income taxes payable	(341,204)	—	—
Accounts payable and accrued expenses	(198,670)	252,457	279,237

Net cash provided by operating activities	2,334,700	4,727,493	9,568,292

Cash flows from investing activities
Cash held in trust account, restricted	(4,226,297)	(322,508,080)	(329,199,601)
Cash held in trust account- interest and dividend income available for working capital and taxes	706,568	(2,000,000)	(1,634,636)
Accrued interest receivable, trust account	513,256	(1,031,442)	(375,647)

Net cash used in investing activities	(3,006,473)	(325,539,522)	(331,209,884)

Cash flows from financing activities
Proceed from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayments of notes payable, stockholders	—	(175,000)	(175,000)
Gross proceeds from issuance of sponsors’ warrants	—	5,000,000	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	330,000,000	330,000,000
Payment of offering costs	—	(13,315,679)	(13,338,672)

Net cash provided by financing activities	—	321,709,321	321,686,328

Net (decrease) increase in cash	(671,773)	897,292	44,736
Cash at beginning of the period	716,509	—	—

Cash at end of the period	$44,736	$897,292	$44,736

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$950,351	$—	$950,351

The accompanying notes are an integral part of these condensed financial statements

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note	1. Interim Financial Information, Organization, Business Operation and Significant Accounting Policies

Victory Acquisition Corp.’s (the “Company”) (a development stage enterprise) unaudited condensed interim financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and for the periods from January 12, 2007 (inception) through September 30, 2007, and from January 12, 2007 (inception) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In addition, the December 31, 2007 balance sheet was derived from the audited financials statements, but does not include all disclosures required by GAAP in these Condensed Financial Statements. Accordingly, Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2007 audited financial statements

The Company was incorporated in Delaware on January 12, 2007 as a blank check company to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”).

All activity from January 12, 2007 (inception) through April 30, 2007 relates to the Company’s formation and the Company’s initial public offering (“Offering”). Since May 1, 2007, the Company has been searching for a target business to acquire. The Company has selected December 31 as its fiscal year end.

Going Concern and Management’s Plan and Intentions

The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a Business Combination prior to April 24, 2009, the Company would have to liquidate and return the funds held in trust. There can be no assurance that the Company will enter into a Business Combination prior to April 24, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.	Interim Financial Information, Organization, Business Operation and Significant Accounting Policies (Continued)

Concentrations of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in the JP Morgan Funds 100% U.S. Treasury Securities Money Market Fund (the “Fund”). Per the Fund’s prospectus (i) the Fund invests its assets exclusively in obligations of the U.S. Treasury, including Treasury bills, bonds and notes, (ii) the Fund does not buy securities issued or guaranteed by agencies of the U.S. government, (iii) the dollar weighted average maturity of the Fund will generally be 60 days or less, and (iv) the Fund will only buy securities that have remaining maturities of 397 days or less as determined under Rule 2a-7. JPMorgan Chase Bank acts as custodian for the Fund. At September 30, 2008, the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At September 30, 2008, the uninsured balances in the Company’s bank brokerage accounts amounted to approximately $330,500,000.

Accretion of trust account relating to common stock subject to possible conversion

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 20% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from net income on the Statements of Income to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 6,599,999 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.	Interim Financial Information, Organization, Business Operation and Significant Accounting Policies (Continued)

Earnings Per Share (continued)

face of the statements of operations. The effect of the 38,000,000 outstanding Warrants issued in connection with the Offering and the Private Placement has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, is not includable in the calculation of diluted earnings per share in accordance with SFAS 128.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

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

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.	Interim Financial Information, Organization, Business Operation and Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

Note 2.	Income Taxes

The difference between the Company’s effective tax rate (5%) for its fiscal year ended December 31, 2007 and its effective tax rate (10%) for the nine months ended September 30, 2008 was due to the fact that in its fiscal year ending December 31, 2007, the Company’s revenue was completely derived from federally non-taxable sources and its provision was only based on state income taxes. For the nine months ended September 30, 2008 the Company was invested primarily in federally taxable instruments but recognized the benefit of the net operating loss created in its prior fiscal year and over accruals of state and local income taxes which reduced its effective tax rate from the 34% statutory rate down to 10%.

Note 3.	Commitments and Contingencies

The Company has an agreement with the underwriters in the Offering (“the Underwriting Agreement”). The agreement required the Company to pay 3.8% of the gross proceeds as an underwriting discount plus an additional 3.2% of the gross proceeds only upon consummation of a Business Combination for a total of 7%. The Company paid an underwriting discount of 3.8% ($12,540,000) and the remaining portion of the underwriters discount of 3.2% ($10,560,000) of the gross proceeds was put into the Trust Account. The Company will not pay any discount related to the warrants sold in the private placement that was consummated simultaneously with the consummation of the Offering.

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base fee equivalent to £33,000 (approximately $60,000) per year. The Company will also issue 25,000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

VICTORY ACQUISITION CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3.	Commitments and Contingencies (Continued)

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

Overview

We were formed on January 12, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three and nine months ended September 30, 2008, and for the period from January 12, 2007 (inception) through September 30, 2008, we had net income of $774,197, $2,974,270, and $9,443,247, respectively, net of income taxes for the periods of $52,451, $346,129, and $687,684, respectively. Our income was all derived from interest and dividends on the net proceeds of our initial public offering. Effective February 22, 2008, the Company changed the nature of the Trust Account’s holdings from nontaxable investments to taxable investments.

We incurred $435,206, $1,060,292, and $1,808,554 in formation and operating costs during the three and nine months ended September 30, 2008 and for the period from January 12, 2007 (inception) through September 30, 2008, respectively. These costs consisted primarily of professional and consulting fees, insurance, Delaware franchise taxes and costs associated with searching for a target business to acquire.

Comparatively, we had net income of $2,644,526 and $4,475,036 during the three months ended September 30, 2007 and for the period from January 12, 2007 (inception) through September 30, 2007, respectively. Our income was all derived from interest and dividends on the net proceeds of our initial public offering. During fiscal 2007, the Company invested in nontaxable investments which resulted in a loss for tax purposes. Therefore, no provision for income taxes was deemed necessary for fiscal 2007.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. As of September 30, 2008, we paid a total of $12,540,000 in underwriting discounts and commissions and $798,672 for other costs and expenses related to the offering and the over-allotment option.

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

We expect our primary liquidity requirements from inception to include approximately $1,000,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $180,000 for office space, administrative services and support; $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $720,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

As of September 30, 2008, we had working capital of $1,554,327. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $3,000,000 of interest and dividend income earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,420,750 for working capital and $1,132,980 for taxes (of which $183,534 is overpaid) and can draw up to an additional $1,395,716 (in addition to the $183,534 overpaid) for working capital and any future tax payments.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or acquired any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes will have a severe affect on the results of operations.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our president and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: November 14, 2008
/s/ Jonathan J. Ledecky
Jonathan J. Ledecky
President (Principal Executive Officer),
Secretary and Director

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)