Form 10-K
period 2008-12-31
Victory Acquisition Corp
filed 2009-03-13
CIK 1386787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-33419

VICTORY ACQUISITION CORP.

(Name of Registrant as Specified in Its Charter)

Delaware	20-8218483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

970 West Broadway, PMB 402, Jackson, Wyoming	83001
(Address of Principal Executive Offices)	(Zip Code)

(307) 633-2831

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex

Common Stock, $.0001 par value per share	NYSE Amex

Warrants to purchase shares of Common Stock	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $314,160,000.

As March 11, 2009, there were 40,500,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

VICTORY ACQUISITION CORP.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

Victory Acquisition Corp. is a blank check company formed on January 12, 2007 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry although we will not search for target businesses in the franchising, financial services or healthcare industries.

On April 30, 2007, we closed our initial public offering (“IPO”) of 33,000,000 units (“Units”), including 3,000,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $330,000,000. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 was deposited into the trust account and the remaining proceeds of $415,125 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we may draw for use of working capital up to $3,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. Through December 31, 2008, we have used all $415,125 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. We also have used interest income in the amount of $1,156,555 and $1,740,750, for our tax obligations and working capital, respectively. The net proceeds of $321,660,000 deposited into the trust fund remain on deposit in the trust fund and have earned $12,446,678 of interest through December 31, 2008 of which $8,484,884 has not been released to us as described above.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. Such public offering may include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

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

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and not be engaged in the franchising, financial services or healthcare industries, our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of the trust account balance (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our IPO (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). Our Founders have also agreed that they will vote any shares they purchase in any other private placement or in the open market in favor of an initial business combination. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2008, the per-share conversion price would have been approximately $10.00.

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

We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in the IPO exercise their conversion rights. If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination until April 24, 2009. If the initial business combination is not approved or completed for any reason, then holders of IPO Shares voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required holders of IPO Shares to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering stockholder. Holders of IPO Shares would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

If we do not complete a business combination by April 24, 2009, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2008 would have been approximately $10.00. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Eric J. Watson, our chairman of the board and treasurer, and Jonathan J. Ledecky, our president and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account, but only if such a vendor or prospective target business does not execute such a waiver

Competition

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

ITEM 1A.	RISK FACTORS.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited operating resources.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $10.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $10.00 per share held in trust as of December 31, 2008 due to claims of creditors. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If we liquidate before the completion of a business combination, Eric J. Watson and Jonathan J. Ledecky have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business does not execute such a waiver. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the sponsors’ warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on the NYSE Amex (“NYSE Amex”) or another national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies that have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

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

•	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of our company; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

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

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On February 10, 2009, we received notice from the NYSE Amex indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 25, 2009. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

Our business combination must be with a business having a fair market value of at least 80% of the trust account balance (excluding amounts payable for deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

The current global credit crisis could make it more difficult for us to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business.

The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. If we need to obtain financing to consummate our initial business combination or to fund the operations of the target business we seek to acquire after our initial business combination, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Alternatively, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We may proceed with an initial business combination even if public stockholders owning 6,599,999 of the IPO Shares exercise their conversion rights.

We may proceed with an initial business combination as long as public stockholders owning less than 20% of the IPO Shares exercise their conversion rights. Accordingly, public stockholders holding up to 6,599,999 of the IPO Shares may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 20% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to gain approval of an initial business combination over a strong shareholder dissent.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

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

The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Founders (including all of our officers and directors) collectively own approximately 18.5% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

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

They are also entitled to demand that we register the resale of the sponsors’ warrants (and underlying shares) at any time after we consummate a business combination. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 7,500,000 shares of common stock and 5,000,000 warrants (as well as 5,000,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTY.

We maintain our executive offices at 970 West Broadway, PMB 402, Jackson, Wyoming 83001. Jonathan J. Ledecky, our president and secretary, is providing this space to us at no charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and warrants are listed on the NYSE Amex under the symbols VRY.U, VRY and VRY.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 30, 2007, and since the common stock and warrants commenced public trading on May 30, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	9.85	9.80	9.87	9.61	0.14	0.01

2008:
Fourth Quarter	9.80	9.30	9.70	9.28	0.45	0.04
Third Quarter	10.30	9.66	9.68	9.46	0.73	0.40
Second Quarter	10.40	9.85	9.65	9.39	0.88	0.55
First Quarter	11.30	9.93	9.62	9.31	1.75	0.55

2007:
Fourth Quarter	11.69	10.58	9.72	9.30	2.07	1.36
Third Quarter	11.50	10.55	9.61	9.30	1.94	1.35
Second Quarter	11.12	10.31	9.44	9.31	1.72	1.38

*	Through March 11, 2009

Holders

As of March 11, 2009, there was 1 holder of record of our units, 10 holders of record of our common stock and 3 holders of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from June 1, 2007 through December 31, 2008 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the Dow Jones Industrial Average Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

We paid a total of $12,540,000 in underwriting discounts and commissions and $798,671 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 (including $5,000,000 in proceeds from the sale of the sponsors’ warrants) was deposited into the trust account. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $12,446,678 in interest through December 31, 2008 of which $8,484,884 that has not been released to us. We have used $1,156,555 of the interest income to pay our tax obligations and have used $1,740,750 of the $3,000,000 of interest income available to us to fund our working capital requirements.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	For the year ended December 31, 2008	For the period from January 12, 2007 (inception) through December 31, 2007
Total revenues	$—	$—
Loss from operations	(1,515,347)	(748,262)
Interest income	4,907,372	7,558,794
Net income	3,050,939	6,468,977
Earnings per share basic and diluted	0.07	0.22
Weighted average shares outstanding	33,900,001	25,845,763
Working capital	1,061,361	2,293,098
Cash held in trust, restricted	330,144,884	325,862,207
Total assets	331,551,792	328,974,416
Stockholders’ equity	265,177,278	262,914,633

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

For the fiscal year ended December 31, 2008, we had a net income of $3,050,939 consisting of $4,907,372 of dividend and interest income offset by $1,515,347 of formation and operating costs and $341,086 of provisions for income tax.

For the period from January 12, 2007 (inception) through December 31, 2007 we had a net income of $6,468,977 consisting of $7,558,794 of dividend and interest income offset by $748,262 of formation and operating costs and $341,555 of provisions for income tax.

Financial Condition and Liquidity

We consummated our initial public offering of 33,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option, on April 30, 2007. Gross proceeds from our initial public offering were $330,000,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 5,000,000 sponsors’ warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $5,000,000. As of December 31, 2007, we paid a total of $12,540,000 in underwriting discounts and commissions and $798,671 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, $321,660,000 (including $5,000,000 in proceeds from the sale of the sponsors’ warrants) was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. These funds may not be sufficient to maintain the Company until a business combination is consummated.

As of December 31, 2008, we had working capital of $1,061,361. From the date of consummation of our initial public offering, until such time as we effectuate a business combination, we may draw for use of working capital up to $3,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. We have drawn from the trust account $1,740,750 for working capital and may draw up to an additional $1,259,250 for working capital. We have also drawn from the trust account $1,156,555 to pay tax obligations.

We had an agreement with an affiliate of one of our executive officers for various office and administrative services. The agreement, commencing on April 24, 2007, the effective date of the Offering, was terminated by us as of July 1, 2007. We subsequently paid rent expense from July 1, 2007 to September 30, 2007 as needed. From January 12, 2007 (inception) through December 31, 2007, we incurred rent expense of $12,500.

In addition, in January 2007, Jonathan J. Ledecky and Eric J. Watson, our chairman of the board and treasurer, advanced an aggregate of $175,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Our Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a. it requires assumptions to be made that were uncertain at the time the estimate was made; and

b. changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

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

Income Taxes

Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

Going Concern and Management’s Plan and Intentions

Our only source of income to enable us to continue to fund our search for an acquisition candidate is the interest and dividends we earn on our cash held in the Trust Account. These funds may not be sufficient to maintain us until a Business Combination is consummated. Pursuant to our Certificate of Incorporation, if we are unable to consummate a Business Combination prior to April 24, 2009, we would have to liquidate and return the funds held in trust. There can be no assurance that we will enter into a Business Combination prior to April 24, 2009. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The adoption did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 140-4 and FASB Interpretation Number (“FIN”) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Accordingly, we had adopted FSP SFAS 140-4 and FIN No. 46R-8. The adoption of this pronouncement is not expected to have a significant effect on its financial statements.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No.13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and No. 157-2, “Effective Date of FASB Statement No. 157” which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. We do not expect them to have a material impact on our results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on our financial condition and results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, our president (principal executive officer) and treasurer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Report includes an attestation report on our internal control over financial reporting, issued by Marcum & Kliegman LLP the registered public accounting firm that audited the financial statements included herein. The attestation report appears following Item 15 of this Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

For the three months ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	49	Chairman of the Board and Treasurer
Jonathan J. Ledecky	51	President, Secretary and Director
Jay H. Nussbaum	63	Director
Kerry Kennedy	49	Director
Robert B. Hersov	48	Director
Edward J. Mathias	67	Director
Richard Y. Roberts	57	Director
Jimmie Lee Solomon, Jr.	52	Director

Eric J. Watson has been our chairman of the board and treasurer since our inception. From July 2005 until December 2007, Mr. Watson served as the chairman of the board and treasurer of Endeavor Acquisition Corp., an NYSE Amex listed blank check company formed to acquire an operating business. Endeavor Acquisition Corp. consummated its business combination with American Apparel Inc. and its subsidiaries on December 12, 2007. Mr. Watson has also been the chairman of the board and treasurer of Triplecrown Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the financial services industry. Since January 1995, Mr. Watson has been the executive chairman of, and interests associated with him own, Cullen Investments Limited, an international private investment company which has its origins in a start up founded by Mr. Watson through which he has actively invested his own capital in a range of successful mergers and acquisitions. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, infrastructure maintenance, sports and entertainment sectors. Cullen Investments interests include ownership of Bendon, an international manufacturer and retailer of women’s lingerie whose prestige brands include the licensed Elle Macpherson Intimates and Stella McCartney labels. Another major investment held by interests associated with Mr. Watson is a 50% ownership of the Hanover Group, one of the largest privately owned financial services business in New Zealand with operations extending to the United States and Australia. In 1998, Logan Corporation, an entity owned by Cullen Investments, invested in publicly listed Wall Group (formerly Pacific Retail Group or “PRG”). PRG was listed on the New Zealand Stock Exchange until 2006, and operated several consumer focused companies. These included Noel Leeming Group, a New Zealand specialty appliance retail chain, Pacific Retail Finance Limited, a New Zealand consumer finance business, and Bendon. PRG acquired PRG PowerHouse Limited (“PowerHouse”), a specialty appliance retail chain in the United Kingdom in September 2003, at which time Logan Corporation was a majority stockholder in publicly listed PRG. Mr. Watson was then and remains a director of PRG, but has not at any time been an executive officer of PRG. In August 2006, PowerHouse, as a result of adverse market conditions and increasing losses, was placed in administration under United Kingdom law, a process similar to a United States bankruptcy proceeding. The administrator determined that the best course of action with respect to PowerHouse was to close its stores and realize the assets for the benefit of its creditors. Subsequently, at the end of April 2007, PowerHouse was placed into liquidation by the administrator. In addition, PRG had provided guarantees in respect of certain debts owed by PowerHouse to its creditors. Due to an unforeseen material deterioration in the outcome of the Powerhouse administration, PRG is no longer in a position to satisfy, in full, the claims of its creditors. Accordingly, PRG’s creditors approved a compromise with PRG in September 2007 in respect of their debts. PRG was privatized by Logan Corporation in 2006. Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest stockholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia. Mr. Watson received a diploma of general management from Auckland University.

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

Edward J. Mathias has been a member of our board of directors since our inception. Mr. Mathias was involved with the founding of The Carlyle Group, a global private equity firm headquartered in Washington, DC. He has been a managing director since January 1994 and presently serves as an Investment Committee member for a number of Carlyle’s partnerships. Previously, Mr. Mathias served on the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization where he was employed from 1971 to December 1993. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007. He has also been a director of NexCen Brands, formerly Aether Systems, since June 2002, Triplecrown Acquisition Corp. since June 2007 and Allied Capital Corp. since January 2009. Mr. Mathias also serves on The Howard Hughes Institute’s Investment Advisory Committee. Mr. Mathias received an M.B.A. from The Harvard Business School where he is on The Board of Dean’s Advisors and a B.A. from The University of Pennsylvania where he is currently a trustee and member of The Penn Investment Board which oversees the University’s endowment.

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

Jimmie Lee Solomon, Jr. has been a member of our board of directors since our inception. Mr. Solomon has been affiliated with Major League Baseball since July 1991 as executive director of minor league operations, senior vice president of baseball operations and most recently since June 2005 as executive vice president of baseball operations. From June 1981 to June 1991, he was a lawyer at Baker & Hostetler, LLP where he counseled a variety of clients including Major League Baseball, the National Football League Management Council and the United States Football League front office personnel. Mr. Solomon has been a director of Triplecrown Acquisition Corp. since June 2007. Mr. Solomon is also on the board of directors for the NAACP Legal Defense and Education Fund, Inc. He has previously served on the board of directors for the Greater Washington Boys and Girls Club and has served as an advisory board member for Elementary Baseball, Inc. He has also served as a member of the Diversity Task Force for Women’s Sports Foundation. Mr. Solomon received a B.A. from Dartmouth College and a J.D. from Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Victory Acquisition Corp., 970 West Broadway, PMB 402, Jackson, Wyoming 83001.

Corporate Governance

Nominating Committee

Effective April 2007, we established a nominating committee of the board of directors, which consists of Kerry Kennedy, as chairman, and Jimmie Lee Solomon, Jr., each of whom is an independent director under the NYSE Amex’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Audit Committee

Effective April 2007, we established an audit committee of the board of directors, which consists of Edward J. Mathias, as chairman, Jay H. Nussbaum and Richard Y. Roberts, each of whom is an independent director under the NYSE Amex’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward J. Mathias satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan J. Ledecky	3,498,000	(2)	8.6%
Eric J. Watson	3,498,000	(2)(3)	8.6%
Jay H. Nussbaum	72,000		*
Kerry Kennedy(4)	72,000		*
Robert B. Hersov(5)	72,000		*
Edward J. Mathias(6)	72,000		*
Richard Y. Roberts(7)	72,000		*
Jimmie Lee Solomon, Jr.	72,000		*
Third Point LLC(8)	2,650,000	(9)	6.5%
Israel A. Englander(10)	3,021,829	(11)	7.5%
Azimuth Opportunity, Ltd.(12)	2,785,500	(13)	5.9%
Fir Tree, Inc.	3,566,000	(15)	8.8%
All directors and executive officers as a group (seven individuals)	7,428,000	(16)	18.3%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 970 West Broadway, PMB 402, Jackson, Wyoming 83001.
(2)	Does not include 2,500,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days.
(3)	Represents shares of common stock held by Cullen International Limited, a New Zealand company, which is wholly owned by Valley Trust, a trust whose beneficiaries are Mr. Watson, Lake Group Limited, a company that is wholly owned by the Eric John Watson 2003 Family Trust, and several unaffiliated charities. The current trustee of Valley Trust is Victoria Equities Limited, a company that is wholly owned by the Cullen Business Trust, a trust established for the benefit of Mr. Watson and his family.
(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.
(5)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.
(6)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.
(7)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.
(8)	The business address of Third Point LLC is 390 Park Avenue, New York, New York 10022.
(9)	Represents shares held by investment funds for which Third Point LLC serves as investment manager or advisor. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2008.
(10)	The business address of Mr. Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.
(11)	Represents shares held by entities controlled by Mr. Englander. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2009.
(12)	The business address of Azimuth Opportunity, Ltd., c/o Ogier, Qwomar Complex, 4th Floor, P.O.Box 3170, Road Town, Tortola, British Virgin Islands.
(13)	Represents shares held by Azimuth Opportunity, Ltd. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2009.
(14)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(15)	Represents 2,835,000 shares held by SPAC Holdings 1 and 731,000 shares held by SPAC Holdings 2. Fir Tree may be deemed to beneficially own the shares held by SPAC Holdings 1 and SPAC Holdings 2 as a result of being the investment manager of SPAC Holdings 1 and SPAC Holdings 2. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 12, 2009.
(16)	Does not include 5,000,000 shares of common stock issuable upon exercise of sponsors’ warrants that are not exercisable and will not become exercisable within 60 days.

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

Simultaneously with our IPO, Eric J. Watson and Jonathan J. Ledecky purchased 5,000,000 sponsors’ warrants (for a total purchase price of $5,000,000) from us. The sponsors’ warrants are identical to the warrants underlying the units sold in the IPO except that the warrants will not be transferable or salable by the purchasers (except in certain limited circumstances such as to relatives and trusts for estate planning purposes, providing the transferee agrees to be bound by the transfer restrictions) until we complete a business combination and if we call the warrants for redemption, the sponsors warrants will not be redeemable so long as such warrants are held by the purchasers or their affiliates, including any permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Director Independence

The NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Fees

During the year ended December 31, 2008, fees for our registered public accounting firm were $85,000 for the services they performed in connection with our Annual Report for the fiscal year ended December 31, 2007 and for the three Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During the period from January 12, 2007 (inception) through December 31, 2007, fees for our independent registered public accounting firm were $125,000 for the services they performed in connection with our IPO, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on May 1, 2007.

Audit-Related Fees

During 2008, we were billed $8,900 for related services that are reasonable related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above. For 2007, there were no fees billed for audit related services provided by our independent registered public accounting firm.

Tax Fees

During 2008, we were billed $3,900 for tax services, principally the preparation of income tax returns. For 2007, our independent registered public accounting firm did not render any services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until April 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, all services render since April 2007 were pre-approved by our audit committee. In addition, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & TrustCompany and the Registrant.(1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jonathan J. Ledecky.(1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eric J. Watson.(1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jay H. Nussbaum.(1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Kerry Kennedy.(1)

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Robert Hersov.(1)

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Edward J. Mathias.(1)

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Jimmie Lee Solomon, Jr.(1)

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Martin Dolfi.(1)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.11	Form of Letter Agreement between Ironbound Partners and Registrant regarding administrative support.(1)

10.12	Form of Promissory Note issued to each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.14	Form of Warrant Purchase Agreements among Citigroup Global Markets Inc. and each of Jonathan J. Ledecky and Eric J. Watson.(1)

10.15	Letter Agreement among the Registrant and the Initial Stockholders.(1)

10.16	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Richard Y. Roberts.(1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter.(1)

99.2	Nominating Committee charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-140359).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders

of Victory Acquisition Corp.

We have audited Victory Acquisition Corp.’s (a development stage enterprise) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Victory Acquisition Corp. (a development stage enterprise) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the periods from January 12, 2007 (inception) through December 31, 2008 and December 31, 2007 and our report dated March 12, 2009 includes an explanatory paragraph as to Victory Acquisition Corp.’s ability to continue as a going concern on those financial statements.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

March 12, 2009

Victory Acquisition Corp.

(a development stage enterprise)

Form 10-K

Index to Financial Statements

Report of independent registered public accounting firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2008 and December 31, 2007	F-3

Statements of Income for the year ended December 31, 2008, and for the period from January  12, 2007 (inception) through December 31, 2007, and for the period from January 12, 2007 (inception) through December 31, 2008

F-4

Statement of Changes in Stockholders’ Equity for the period from January 12, 2007 (inception) through December 31, 2008	F-5

Statements of Cash Flows for the year ended December 31, 2008 and for the period from January  12, 2007 (inception) through December 31, 2007 and for the period from January 12, 2007 (inception) through December 31, 2008

F-6

Notes to Financial Statements	F-7 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Victory Acquisition Corp.

We have audited the accompanying balance sheets of Victory Acquisition Corp. (a development stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2008 and for the periods from January 12, 2007 (inception) through December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to April 24, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Acquisition Corp. (a development stage enterprise), as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the periods from January 12, 2007 (inception) through December 31, 2008 and December 31, 2007 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Victory Acquisition Corp’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 12, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman

LLP Melville, New York

March 12, 2009

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$169,552	$716,509
Trust account, interest and dividend income available for working capital and taxes (including prepaid taxes of $127,793 in 2008)	1,193,031	2,341,204
Other current assets	44,325	54,496

Total current assets	1,406,908	3,112,209

Trust account, restricted
Cash held in trust account	330,066,144	324,973,304
Accrued interest receivable, trust account	78,740	888,903

Total trust account, restricted	330,144,884	325,862,207

Total assets	$331,551,792	$328,974,416

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$345,547	$477,907
Income taxes payable	—	341,204

Total liabilities	345,547	819,111

Common Stock, subject to possible conversion, 6,599,999 shares at conversion value	66,028,967	65,240,672

Commitment and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 85,000,000 shares; total issued and outstanding 40,500,000 shares, (less 6,599,999 shares, subject to possible conversion)	3,390	3,390
Additional paid-in capital	255,653,972	256,442,266
Income accumulated during development stage	9,519,916	6,468,977

Total stockholders’ equity	265,177,278	262,914,633

Total liabilities and stockholders’ equity	$331,551,792	$328,974,416

The accompanying notes are an integral part of these financial statements

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statements of Income

	For the year ended December 31, 2008	For the period from January 12, 2007 (inception) through December 31, 2007	For the period from January 12, 2007 (inception) through December 31, 2008
Revenue	$—	$—	$—
Formation and operating costs	1,515,347	748,262	2,263,609

Loss from operations	(1,515,347)	(748,262)	(2,263,609)
Interest and dividend income	4,907,372	7,558,794	12,466,166

Income before provision for income taxes	3,392,025	6,810,532	10,202,557
Provision for income taxes	(341,086)	(341,555)	(682,641)

Net income	3,050,939	6,468,977	9,519,916
Accretion of trust account income relating to common stock subject to possible conversion	(788,294)	(908,683)	(1,696,977)

Net income attributable to other common stockholders	$2,262,645	$5,560,294	$7,822,939

Weighted average number of common shares outstanding excluding shares subject to possible conversion basic and diluted	33,900,001	25,845,763

Basic and diluted net income per share attributable to other common stockholders	$0.07	$0.22

The accompanying notes are an integral part of these financial statements

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from January 12, 2007

(inception) through December 31, 2008

	Common Stock		Additional paid-in Capital	Income accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders at $0.003 per share	7,500,000	750	24,250	—	25,000
Sale of 33,000,000 units, net of underwriters’ discount and offering expenses of $13,338,671 (includes 6,599,999 shares subject to possible conversion)	33,000,000	3,300	316,658,029	—	316,661,329
Proceeds subject to possible conversion of 6,599,999 shares	—	(660)	(64,331,330)	—	(64,331,990)
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(908,683)	—	(908,683)
Net income for the period January 12, 2007 (inception) through December 31, 2007	—	—	—	6,468,977	6,468,977

Balance, December 31, 2007	40,500,000	3,390	256,442,266	6,468,977	262,914,633
Accretion of trust account income relating to common stock subject to possible conversion for the year ended December 31, 2008	—	—	(788,294)	—	(788,294)
Net income for the year ended December 31, 2008	—	—	—	3,050,939	3,050,939

Balance, December 31, 2008	40,500,000	$3,390	$255,653,972	$9,519,916	$265,177,278

The accompanying notes are an integral part of these financial statements

VICTORY ACQUISITION CORP.

(a development stage enterprise)

Statements of Cash Flows

	For year ended December 31, 2008	For the period from January 12, 2007 (inception) through December 31, 2007	For the period from January 12, 2007 (inception) through December 31, 2008
Cash flows from operating activities
Net income	$3,050,939	$6,468,977	$9,519,916
Adjustments to reconcile net income to cash provided by operating activities
Changes in operating assets and liabilities:
Other current assets	10,171	(54,496)	(44,325)
Income taxes payable	(341,204)	341,204	—
Accounts payable and accrued expenses	(132,360)	477,907	345,547

Net cash provided by operating activities	2,587,546	7,233,592	9,821,138

Cash flows from investing activities
Cash held in trust account, restricted	(5,092,840)	(324,973,304)	(330,066,144)
Cash held in trust account—interest and dividend income available for working capital and taxes	1,148,173	(2,341,204)	(1,193,031)
Accrued interest receivable, trust account	810,164	(888,904)	(78,740)

Net cash used in investing activities	(3,134,503)	(328,203,412)	(331,337,915)

Cash flows from financing activities
Proceed from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from notes payable, stockholders	—	175,000	175,000
Repayments of notes payable, stockholders	—	(175,000)	(175,000)
Gross proceeds from issuance of sponsors’ warrants	—	5,000,000	5,000,000
Gross proceeds from initial public offering and over-allotments options	—	330,000,000	330,000,000
Payment of offering costs	—	(13,338,671)	(13,338,671)

Net cash provided by financing activities	—	321,686,329	321,686,329

Net (decrease) increase in cash	(546,957)	716,509	169,552
Cash at beginning of the period	716,509	—	—

Cash at end of the period	$169,552	$716,509	$169,552

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$950,351	$—	$950,351

The accompanying notes are an integral part of these financial statements

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1.	Organization, Business Operation, Significant Accounting Policies and Going Concern Consideration

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 24, 2007. The Company consummated the Offering on April 30, 2007 and received gross proceeds of $330,000,000 and $5,000,000 from the sale of sponsor warrants on a private placement basis (see Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operate in any industry other than the franchising, financial services or healthcare industries. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. At the Consummation of the Offering, an amount of $321,660,000 (or approximately $9.75 per share) of the net proceeds of the offering and the sale of the sponsor warrants (see Note 2) was deposited in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination or (ii) liquidation of the Company. As of December 31, 2008 and 2007, the balance in the Trust Account was $331,131,382 and $327,314,508 respectively, which includes $1,065,238 and $2,341,204 respectively, of funds to be transferred to the operating account for working capital and taxes. The $1,065,238 (plus $127,793 of prepaid taxes) and $2,341,204 has been classified, respectively, on the December 31, 2008 and 2007 audited balance sheet as cash held in trust account, available for working capital and taxes. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (except our independent registered public accountants), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s officers have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest and dividends income that may be released to the Company of (i) up to $3,000,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert their shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 20% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% (less one share value) of the amount held in the Trust Account) amounting to $66,028,967 and $65,240,672 respectively, has been classified outside of equity as common stock subject to possible conversion at December 31, 2008 and 2007, respectively.

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

Going Concern and Management’s Plan and Intentions

As of December 31, 2008, excluding the Trust Account-restricted of $330,144,884, the Company had working capital of $1,061,361. The Company’s only source of income to enable it to continue to fund its search for an acquisition candidate is the interest and dividends it earns on its cash held in the Trust Account. These funds may not be sufficient to maintain the Company until a Business Combination is consummated. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a Business Combination prior to April 24, 2009, the Company would have to liquidate and return the funds held in trust. There can be no assurance that the Company will enter into a Business Combination prior to April 24, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk

SFAS No. 105 (“SFAS”), “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in trust. The Company maintains its cash balances in U.S. Treasury—only money market funds at JP Morgan Private Bank. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insurances limits.

Fair Value of Financial Instruments

The carrying value of cash, cash held in Trust Account and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Cash Held in Trust Account-restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset. In addition, the Company has recorded interest receivable of $78,740 as a non-current asset at December 31, 2008. The Trust Account has earned more than $3 million, which is the maximum amount allowed to be used for working capital purposes.

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

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The adoption did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 140-4 and FASB Interpretation Number (“FIN”) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. The adoption of this pronouncement is not expected to have a significant effect on its financial statements.

In February 2008, the FASB issued FSP No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No.13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and No. 157-2 “Effective Date of FASB No. 157”, which remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2. Initial Public Offering

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

The Company’s Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

Note 3. Offering Costs

Offering costs incurred through April 30, 2007 were charged to capital at the time of the closing of the Offering.

Note 4. Notes Payable, Stockholders

On January 12, 2007, the Company issued two $87,500 (a total of $175,000) unsecured promissory notes to two Initial Stockholders, who are also officers and directors of the Company. The notes were non-interest bearing and became payable upon the consummation of the Offering. These notes were fully repaid.

Note 5. Commitments and Contingencies

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

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company hired a consultant on March 20, 2008 to perform services through the earlier of March 20, 2009 or completion of a business combination. The Company will pay the consultant a base fee equivalent to £33,000 (approximately $50,000) per year. The Company will also issue 25,000 shares of the Company’s common stock to this consultant upon the closing of the initial Business Combination by the Company.

The Company engaged Petrina Advisors, Inc. on May 19, 2008 to perform consulting services through the earlier of April 24, 2009 or upon the closing of a business combination. The Company will pay this consultancy firm a base fee of $192,000 per year and the Company will issue to them 75,000 shares of the Company’s common stock upon the closing of the initial Business Combination by the Company.

The Company had an agreement with Ironbound Partners, an affiliate of Jonathan J. Ledecky one of the Company’s executive officers, for various office and administrative services. This agreement commenced on April 24, 2007, the effective date of the Offering, was terminated by the Company as of July 1, 2007. From April 24, 2007 through July 1, 2007 the Company paid no rent expense to this affiliate related to this agreement. From January 12, 2007 (inception) through December 31, 2007 the Company paid $12,500 for rent and office related fees to unrelated third parties.

Note 6. Preferred Stock

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

Note 7. Common Sock

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

As of December 31, 2008 and 2007, there were 38,000,000 shares of common stock reserved for issuance upon exercise of warrants and the Sponsors’ Warrants. As of December 31, 2008 there were 38,000,000 warrants outstanding.

Note 8. Income Taxes

On January 12, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company has identified its federal tax return and its Wyoming tax returns as its “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 12, 2007 the evaluation was performed for the tax years 2008 and 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at December 31, 2008 and 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 12, 2007 (inception) through December 31, 2007 and for the year ended December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate taxes payable as of December 31 consisted of the following:

	2008	2007
New York City corporation tax payable	$—	$341,204
New York State franchise tax payable	—	351

	$—	$341,555

The provision for income tax consists of the following:

	For the year ended December 31, 2008	For the period from January 12, 2007 (inception) through December 31, 2007
Current:
Federal	$472,207	$—
State and Local	(131,121)	341,555
Deferred
Federal	—	—
State and Local	—	—

Total provision for income taxes	$341,086	$341,555

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of December 31, 2008 and 2007.

A reconciliation of the provision for income taxes with amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2008	For the period from January 12, 2007 (inception) through December 31, 2007
Tax provision at statutory rate	34%	34%
State and local taxes (net of federal tax benefit)	(1%)	9%
Effect of apportionment on state and local taxes	—	(4%)
Effect of adjustments, NOL carryforward and non-taxable and non-deductible items	(22%)	(34%)

	11%	5%

Note 9. Unaudited Quarterly Financial Information

Following is a summary of the quarterly results of operations for the year ended December 31, 2008.

	For the three months ended March 31, 2008	For the three months ended June 30, 2008	For the three months ended September 30, 2008	For the three months ended December 31, 2008
Revenue	$—	$—	$—	$—
Operating Loss	(329,952)	(295,134)	(435,206)	(455,055)
Interest Income	1,916,170	1,202,668	1,261,854	526,680

Income (Loss) before Provision for Income Taxes	1,586,218	907,534	826,648	71,625
Benefit (Provision) for Income Taxes	10,870	(304,547)	(52,451)	5,042

Net Income (Loss)	1,597,088	602,987	774,197	76,667
Accretion of Trust Account Relating to Common Stock subject to Possible conversion	(284,640)	(150,843)	(238,885)	(113,926)

Net Income (Loss) Available (attributable) to Common Stockholders	$1,312,448	$452,144	$535,312	(37,259)

Weighted Average Shares Outstanding Basic and Diluted	33,900,001	33,900,001	33,900,001	33,900,001

Basic and Diluted Net Income (Loss) Per Share	$.04	$.01	$.02	$.00

VICTORY ACQUISITION CORP.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is a summary of the quarterly results of operations for the period January 12, 2007 (inception) through December 31, 2007.

	For the period January 12, 2007 (inception) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Revenue	$—	$—	$—	$—
Operating Loss	(1,000)	(105,978)	(248,802)	(392,482)
Interest Income	300	1,937,188	2,893,328	2,727,978

Income (Loss) before Provision for Income Taxes	(700)	1,831,210	2,644,526	2,335,496
Provision for Income Taxes	—	—	—	(341,555)

Net Income (Loss)	(700)	1,831,210	2,644,526	1,993,941
Accretion of Trust Account Relating to Common Stock subject to Possible conversion	—	—	(364,225)	(544,457)

Net Income (Loss) Available (attributable) to Common Stockholders	$(700)	$1,831,210	$2,280,301	1,449,484

Weighted Average Shares Outstanding Basic and Diluted	7,500,000	25,486,814	33,900,001	33,900,001

Basic and Diluted Net Income (Loss) Per Share	$(.00)	$.07	$.07	$.04

Note 10. Subsequent Event

On February 10, 2009, the Company received notice from the NYSE Amex US indicating that the Company was below certain additional continued listing standards of the exchange, specifically that the Company had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that the Company had until March 10, 2009 to submit a plan advising the exchange of action the Company would take to bring the Company into compliance with all continued listing standards by August 11, 2009. The Company submitted the plan on February 23, 2009. The exchange is now evaluating the plan and will make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If the plan is accepted, the Company will be able to continue listing, during which time the Company will be subject to continued periodic review by the exchange’s staff. If the Company’s plan is not accepted, the exchange could initiate delisting procedures against the Company.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2009.

VICTORY ACQUISITION CORP.

By:	/s/ JONATHAN J. LEDECKY
Jonathan J. Ledecky President and Secretary (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERIC J. WATSON Eric J. Watson	Chairman of the Board and Treasurer (Principal Financial and Accounting Officer)	March 11, 2009

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	President, Secretary and Director (Principal Executive Officer)	March 11, 2009

/s/ JAY H. NUSSBAUM Jay H. Nussbaum	Director	March 11, 2009

/s/ KERRY KENNEDY Kerry Kennedy	Director	March 11, 2009

/s/ ROBERT B. HERSOV Robert B. Hersov	Director	March 11, 2009

/s/ EDWARD J. MATHIAS Edward J. Mathias	Director	March 11, 2009

/s/ RICHARD Y. ROBERTS Richard Y. Roberts	Director	March 11, 2009

/s/ JIMMIE LEE SOLOMON, JR. Jimmie Lee Solomon, Jr.	Director	March 11, 2009